Form 10-Q
period 2005-09-30
Reef Global Energy VI, L.P.
filed 2005-11-21
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number: 333-122935-01

REEF GLOBAL ENERGY VI, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3170768
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080

(972) 437-6792
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 30, 2005, the registrant had 52.819155 units held by the managing general partner, 827.073043 units of additional general partner interest and 176.490909 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheet

September 30, 2005
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,407,300
Accounts receivable	4,158
Accounts receivable from affiliates	1,122,407
Total current assets	22,533,865

Property and equipment:
Oil and gas properties, full cost method of accounting	1,013,711
Prepaid drilling costs	1,122,731
Net property and equipment	2,136,442

Total assets	$24,670,307

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$189
Accounts payable to affiliates	2,185,816
Total current liabilities	2,186,005

Partners’ equity:
General partners	17,607,044
Limited partners	3,756,863
Managing general partner	1,120,395
Total partners’ equity	22,484,302

Total liabilities and partners’ equity	$24,670,307

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statement of Operations

Period from inception (July 18, 2005) to September 30, 2005
(Unaudited)
Revenues:
Interest income	$49,189

Costs and expenses:
General and administrative	13,028
Organization costs	50,000
Total costs and expenses	63,028

Net loss	$(13,839)

Net loss per general partner unit	$(11.44)
Net loss per limited partner unit	$(13.38)
Net loss per managing general partner unit	$(38.09)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statement of Cash Flows

Period from inception (July 18, 2005) to September 30, 2005
(Unaudited)
Operating Activities
Net loss	$(13,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(4,158)
Accounts payable	189
Accounts payable to affiliates	872,320
Net cash provided by operating activities	854,512

Investing Activities
Property acquisition and development	(822,946)
Net cash used in investing activities	(822,946)

Financing Activities
Partner capital contributions	25,089,099
Syndication costs	(3,713,365)
Net cash provided by financing activities	21,375,734

Net increase in cash and cash equivalents	21,407,300
Cash and cash equivalents at July 18, 2005	—
Cash and cash equivalents at September 30, 2005	$21,407,300

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliates	1,313,496
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$1,122,407

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2005

1. Organization and Basis of Presentation

Reef Global Energy VI, L.P. (the Partnership) is the first in a series of Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on July 7, 2005. In order to be formed, each partnership is required to a sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership to be formed as a part of the program will offer a minimum of 1,000 and a maximum of 2,000 units for sale. The Program is authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 thru July 7, 2007. Reef Global Energy VI, L.P. is offering up to 2,000 units for sale ($50,000,000), consisting of up to 400 limited partner units and up to 1,600 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement with the SEC on July 8, 2005 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on July 18, 2005.

The Partnership is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Oil & Gas Partners LLC (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The Partnership acquires leases and drills oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. The Partnership primarily purchases working interests in exploratory and developmental drilling prospects in which major or independent oil companies also have interests. The Partnership generally purchases less than a majority interest in the properties acquired. The Partnership began drilling activities during July 2005.

During the year following completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item:	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Organization costs	0%	100.00%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

The managing general partner was not allocated any portion of the interest income during the period from inception (July 18, 2005) to September 30, 2005, as its capital contribution was not received as of September 30, 2005.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $3,713,365 as of September 30, 2005, are recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at September 30, 2005 and recognized no property impairment.

Restoration, Removal, and Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of September 30, 2005 the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of September 30, 2005, the Partnership had no oil and gas production, and, therefore, had no gas imbalances.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

New Accounting Pronouncements

In September 2004, the Securities and Exchange Commission issued “Staff Accounting Bulletin No. 106” (SAB No. 106). SAB No. 106 applies to entities using the full cost method of accounting for crude oil and natural gas properties. SAB No. 106 affects the way in which entities calculate their full cost ceiling limitation (including asset retirement cost related to proved developed properties in the calculation of the ceiling) and the way entities calculate depletion on oil and gas properties (only asset retirement cost for new re-completions and new wells will be included in future development costs in calculating depletion rates). The Partnership had no productive oil & gas properties at September 30, 2005 for purposes of calculating the full cost ceiling limitation and depletion.

3. Transactions with Affiliates

The Partnership has no employees.  Reef Exploration, Inc. (REI), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses REI for direct and administrative services at cost. During the period from inception (July 18, 2005) to September 30, 2005, the partnership incurred technical services and administrative costs totaling $136,642. Of this amount, $124,819 represents technical services capitalized as project costs, and $11,823 represents administrative costs included as general and administrative expenses.

The Partnership has a receivable from Reef at September 30, 2005 related to its capital contribution. The balance due consists of $1,122,407 for the purchase of 52.819155 Partnership units. Reef paid the $1,122,407 during October 2005.

Accounts payable to affiliates totaled $2,185,816 at September 30, 2005. The balance includes $869,192 due Reef for the unpaid portion of the 15% management fee paid for organization and syndication costs, including sales commissions (see note 7), as well $172,026 due as reimbursement for property acquisition costs paid by Reef. The balance also includes $108,291 due REI for technical and administrative services provided by REI, $111,763 for joint interest billings on properties currently drilling and operated by REI, and $913,636 for joint interest billings on properties operated by third parties and paid by REI. The balance also includes expense reimbursements due REI personnel of $10,908. All payables to affiliates at September 30, 2005 were paid in full during the fourth quarter of 2005.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. At September 30, 2005, there are no Partnership wells being drilled which are operated by REI. REI is expected to drill and operate five of the twenty-one projects included in the current Partnership budget.

As the managing general partner, Reef or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef or one of its affiliates provides such services, equipment or supplies as part of its ordinary business, the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef or one of its affiliates is not engaged in the business as set forth above, the compensation, price or rental will be the cost of the services, equipment or supplies to each entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services, equipment or supplies for which Reef or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services, equipment or supplies to be rendered and all compensation to be paid. During the period from inception (July 18, 2005) to September 30, 2005, there were no such services, equipment or supplies rendered to the Partnership by Reef or any of its affiliates.

Reef has entered into two agreements (the CMI Agreements) with Challenger Minerals, Inc. (CMI), a subsidiary of Global Santa Fe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The CMI Agreements allow Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef pays CMI for the geological and geophysical services provided by CMI under the CMI Agreements. Reef has also entered into an agreement with Access Exploration Corp (AEC), also a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement allows Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef pays AEC for the geological and geophysical services provided by AEC under this agreement.

Prospects approved for acquisition by Reef under these agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program pays Reef an estimated payment as reimbursement, on a pro rata basis, of the fees paid by Reef to CMI and AEC under these agreements. When the Program’s offering is completed, the actual fees to be reimbursed by each partnership formed as a part of the Program will be calculated based upon each partnership’s total capital contributions. Total reimbursement to Reef by the partnerships formed as a part of this Program will not exceed the actual fees paid by Reef to CMI and AEC. This Partnership made an estimated reimbursement payment of $287,500 to Reef during the third quarter of 2005. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

4. Prepaid Drilling Costs

At September 30, 2005, the Partnership has prepaid $1,122,731 in connection with drilling costs to be incurred on wells in which the Partnership has a working interest and which are drilling at September 30, 2005.

5. Major Customers

The Partnership will sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of September 30, 2005, the Partnership had no oil and gas production and, therefore, had no customers.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings. See Note 8 for a summary of the Partnership’s drilling and development commitments.

7. Partnership Equity

Sales of Partnership units began on July 8, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on July 18, 2005, and the sale of Partnership units was closed on October 31, 2005. As of September 30, 2005, the Partnership had raised $25,089,099 from the sale of 1003.563952 Partnership units to investor partners. Reef purchased 52.819155 units (5%) for $1,122,407. The units purchased by Reef were paid for in October 2005. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership.

All units except those purchased by Reef will pay a 15% management fee to Reef to pay for Partnership organization and syndication costs, including sales commissions. The 15% management fee is payable to Reef in two parts. Reef initially receives an amount not to exceed 13.5% to cover actual sales commissions and actual organization and syndication costs. The remainder of the management fee will be paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. At September 30, 2005, the 15% management fee totaled $3,763,365, leaving net capital contributions of $22,448,141 available for Partnership oil and gas activities. Of the $3,763,365, syndication costs were $3,713,365 and organization costs were $50,000. Under Nevada law, partners purchasing general partner units have unlimited liability for obligations and liabilities which arise from Partnership operations. Limited partners have limited liability that cannot exceed the amount of their Partnership capital contribution.

Reef will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the period from inception (July 18, 2005) to September 30, 2005 is detailed below:

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	52.819155	$(2,012)	$(38.09)
General partner units	827.073043	(9,465)	(11.44)
Limited partner units	176.490909	(2,362)	(13.38)
Total	1,056.383107	$(13,839)

8. Partnership Projects

At September 30, 2005, the Partnership had committed funds to five exploratory and twelve developmental projects. Estimated cost of these projects to the Partnership is approximately $12.8 million. The Partnership will commit additional funds to projects during 2005 and 2006. These seventeen projects to which the Partnership has committed drilling monies are all expected to be drilled during 2005 and 2006. At September 30, 2005, the Partnership had two exploratory projects and one developmental project currently drilling.

REI is expected to be named operator of five of these seventeen wells to which the Partnership has committed funds. None of the wells operated by REI was drilling at September 30, 2005. In certain instances, private drilling partnerships managed by Reef also own interests in these wells.

9. Subsequent Events (Unaudited)

Subsequent to September 30, 2005, the Partnership completed the drilling of one of the exploratory projects and the developmental project which were drilling at September 30, 2005. The exploratory project was a dry hole and has been plugged and abandoned. Casing has been set and completion operations are in progress on the developmental project. The second exploratory project is currently drilling.

The Partnership drilled a second developmental project during October which was unsuccessful, and began drilling operations on another developmental project during October which are still ongoing as of the date of this report.

Subsequent to September 30, 2005, the Partnership has committed funds to four additional developmental projects. As of November 21, 2005 the Partnership has committed funds to a total of five exploratory and sixteen developmental projects.

The Partnership offering period closed on October 31, 2005. Sales to outside investors total approximately $35.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist you in understanding the Partnership’s financial position and results of operations. The information below should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements.

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                     statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to co-invest with major independent oil companies and its intent to diversify the Partnership’s investments;

•                                     statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;

•                                     statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                     statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                                     any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                     any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus and prospectus supplement dated July 8, 2005. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. While the majority of the partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations, a small portion of capital may be used to purchase existing reserves.

The Partnership operates primarily in the United States, although there are no restrictions on the location of Partnership projects. The Partnership has not, at this time, selected any projects located outside of the United States. Reef Exploration, Inc. (REI), an affiliate of the managing general partner, has expertise and has drilled primarily in Texas and Louisiana since its inception in 1987. To date, nineteen of the projects acquired by the Partnership are located in Texas and Louisiana, one project is located in Oklahoma, and one project is located in U.S. coastal waters of the Gulf of Mexico. Many of the projects taken in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership has focused more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as the Organization of Petroleum Exporting Countries (OPEC) production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production.

The Partnership will not operate in any other industry segment. Should prospects in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow from banks or other financial sources an amount not to exceed 25% of the capital contributions to the Partnership. Additional borrowings in excess of 25% of the capital contributions to the Partnership may be made only with the consent of the investor partners. The Partnership is not permitted to call for additional partner assessments. In addition, the Partnership is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the condensed financial statements above for a complete list of significant accounting policies.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at September 30, 2005.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has no production at September 30, 2005, and has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at September 30, 2005 and recognized no property impairment.

Restoration, Removal, and Environmental Liabilities

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of September 30, 2005, the Partnership had no productive long-lived assets and therefore had no asset retirement obligation.

Liquidity and Capital Resources

Although the Partnership has been formed, it continued to raise capital after September 30, 2005. The Partnership was closed to new investors on October 31, 2005. As of September 30, 2005, the Partnership had raised $25,089,099 from the sale of 827.073043 additional general partner units and 176.490909 limited partner units.  Reef is required to purchase at least 5% of the Partnership units and purchased 52.819155 general partner units (5%) for a total of $1,122,407 at September 30, 2005. The units purchased by Reef were paid for in October 2005. Syndication and organization costs total $3,763,365, leaving available cash of $22,448,141 for Partnership activities. The Partnership is currently evaluating and purchasing interests in projects, and also drilling on projects selected for participation in the Partnership.

Drilling operations began in July 2005 and are expected to continue through the end of 2006. During this period, the Partnership expects to utilize the $22,448,141 available as of September 30, 2005 and the additional capital raised during October 2005 for lease acquisition, drilling activities, and general and administrative expenses. The estimated funds available to the Partnership as of October 31, 2005 are approximately $31.8 million. The Partnership will pay 100% of general and administrative costs and 99% of the lease acquisition, drilling and completion costs from these funds. Reef, the managing general partner, will make additional capital contributions totaling 1% of all lease acquisition, drilling and completion costs incurred, in addition to the 4.95% share of costs it will pay for as a unit holder. The Partnership has acquired non-operated working interests in twenty-one exploratory and development drilling projects with estimated costs of $15.1 million to date. The Partnership will acquire additional working interests during the next several months. Drilling activity will be conducted solely with the funds raised. Should additional development activity on certain Partnership prospects be required, the Partnership Agreement allows the Partnership to either use available funds or borrow money from banks or other financial sources up to a maximum of 25% of Partnership capital contributions without investor partner consent in order to conduct such operations. Any borrowings in excess of 25% of Partnership capital contributions must be approved by the investor partners. The Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners and to reimburse to Reef any unpaid management fees.

The seventeen projects to which the Partnership had committed funds at September 30, 2005 have estimated expenditures totaling $12.8 million. General and administrative costs, which consist primarily of legal and accounting fees, as well as administrative time of REI personnel, are estimated at approximately $300,000 during the drilling phase of operations. Including projects committed after September 30, 2005, the Partnership currently has twenty-one projects with estimated expenditures totaling $15.1 million. Uncommitted capital totaled approximately $9.6 million as of September 30, 2005, and is currently estimated at approximately $16.7 million. At September 30, 2005, the Partnership had approximately $20.3 million of working capital with which to pay remaining budgeted expenditures.

Results of Operations

Because the Partnership was formed on July 18, 2005, there is no comparable information for the three and nine month periods ended September 30, 2004.

Period from Inception (July 18, 2005) thru September 30, 2005

The Partnership incurred a net loss of $13,839 during the period from inception (July 18, 2005) thru September 30, 2005. The Partnership had interest income of $49,189 earned on investor partner funds, offset by $50,000 of organization expenses (a one time charge) and $13,028 of general and administrative costs, including $11,823 in administrative costs and services provided by REI. The Partnership will begin monthly distributions of interest income to partners beginning in December 2005. During the period, the Partnership began drilling operations on three projects. Drilling has been completed on two of these projects, and one of the wells is being completed as a productive well. The second well was unsuccessful, and the third well continues drilling operations. The Partnership will not have any significant levels of oil and gas production during 2005.

During the fourth quarter of 2005 the Partnership will continue drilling operations and the purchase of additional projects for participation by the Partnership. Interest income from the investment of partner contributions is expected to be in excess of $100,000. General and administrative expenses will increase as the Partnership will begin incurring legal, accounting and printing costs in connection with required SEC filings. The increase in drilling and operating activities will require additional REI administrative costs. Where possible, the Partnership will attempt to maximize intangible drilling cost deductions to investor partners by prepaying costs associated with wells the Partnership expects to begin drilling prior to March 31, 2006

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has not committed funds to any foreign projects and has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended September 30, 2005, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On July 8, 2005 Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership. At such time Reef commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering terminated on October 31, 2005. At September 30, 2005 approximately 1,004 units had been sold to investor partners. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. The maximum Partnership units offered were 400 units of limited partner interest and 1,600 units of general partner interest.

As of September 30, 2005, the Partnership has sold 1056.383107 units of partnership interest, consisting of 176.490909 units of limited partner interest and 879.892198 units of additional general partner interest. Reef purchased 52.819155 general partner units, or 5% of the total Partnership units sold as of September 30, 2005. Total offering proceeds as of September 30, 2005 were $26,211,506.

All units except those purchased by Reef pay a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,763,365, leaving capital contributions of $22,448,141 available for Partnership oil & gas operations. As of September 30, 2005, the Partnership had expended $1,026,739 on oil and gas operations, including amounts in accounts payable at September 30, 2005, had made prepayments of intangible drilling costs totaling $1,122,407, and had no capitalized asset retirement cost. The Partnership intends to utilize all available Partnership capital during 2005 and 2006.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

31.1                                     Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                     Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                              Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners LLC,
Managing General Partner

Dated: November 21, 2005	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 21, 2005	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1                           Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.