Form 10-Q
period 2006-03-31
Reef Global Energy VI, L.P.
filed 2006-05-30
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 333-122935-01

REEF GLOBAL ENERGY VI, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3170768
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300	(972) 437-6792

Richardson, Texas 75080

(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐                               Accelerated filer ☐                               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 26, 2006, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,228,767	$25,839,550
Accounts receivable from affiliates	26,304	402,095
Total current assets	25,255,071	26,241,645

Property and equipment:
Oil and gas properties, full cost method of accounting	6,170,670	1,411,666
Drilling in progress	—	2,092,026
Prepaid drilling costs	2,099,842	4,055,612
Accumulated depreciation and depletion	(8,698)	—
Net property and equipment	8,261,814	7,559,304

Total assets	$33,516,885	$33,800,949

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$29,109	$27,262
Accounts payable to affiliates	1,281,348	1,595,624
Total current liabilities	1,310,457	1,622,886

Non-current liabilities:
Asset retirement obligation	9,302	1,982
Total non-current liabilities	9,302	1,982

Partners’ equity:
General partners	25,397,839	25,402,198
Limited partners	5,148,414	5,149,298
Managing general partner	1,650,873	1,624,585
Total partners’ equity	32,197,126	32,176,081

Total liabilities and partners’ equity	$33,516,885	$33,800,949

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statement of Operations

Three months ended March 31, 2006
(Unaudited)
Revenues:
Oil and gas sales	$16,478
Interest income	165,119
Total revenues	181,597

Costs and expenses:
Lease operating expenses	1,671
Production taxes	770
General and administrative	25,686
Accretion of asset retirement obligation	338
Depreciation, depletion and amortization	8,391
Total costs and expenses	36,856

Net income	$144,741

Net income per general partner unit	$84.91
Net income per limited partner unit	$84.91
Net income per managing general partner unit	$307.29

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statement of Cash Flows

Three months ended March 31,
2006
(Unaudited)
Operating Activities
Net income	$144,741
Adjustments for non-cash transactions:
Depreciation and depletion	8,391
Accretion of asset retirement obligation	338
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	374,048
Accounts payable	(7,405)
Accounts payable to affiliates	(114,422)
Net cash provided by operating activities	405,691

Investing Activities
Property acquisition and development	(894,521)
Net cash used in investing activities	(894,521)

Financing Activities
Partner capital contributions	28,047
Partner distributions	(150,000)
Net cash provided used in financing activities	(121,953)

Net decrease in cash and cash equivalents	(610,783)
Cash and cash equivalents at December 31, 2005	25,839,550
Cash and cash equivalents at March 31, 2006	$25,228,767

Non-cash investing transactions:
Increase in property additions included in accounts payable	$29,109
Increase in property additions included in accounts payable to affiliate	$373,933
Additions to property and asset retirement obligation	$7,289
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$26,304

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VI, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K). The Partnership was formed on July 18, 2005 and began oil and gas drilling activities. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will continue to occur during the remainder of 2006 and 2007, the results for the three month period ended March 31, 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership recognized no property impairment expense for the three months ended March 31, 2006.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the three months ended March 31, 2006, the Partnership recognized $7,289 of asset retirement obligation and additional capitalized cost in connection with the successful drilling of three Partnership wells.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three months ended March 31, 2006, the Partnership incurred $5,314 of administrative costs.

RELP processes revenues and joint interest billings on behalf of the Partnership. At March 31, 2006, the Partnership owed RELP approximately $374,000 in connection with drilling and operating invoices, net of revenues, paid by RELP on behalf of the Partnership. The Partnership has paid RELP for these invoices subsequent to March 31. Accounts payable to affiliates at March 31 also includes approximately $859,000 for the unpaid portion of the 15% management fee due Reef to pay for partnership organization and syndication costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount to recover actual commissions and organization and syndication costs. This remaining balance will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership made no distributions of oil and gas revenues to partners during the first quarter of 2006 and did not recover any of the $859,000 during the first quarter. It is expected that the Partnership will begin recovery of this additional management fee amount during the 3rd quarter of 2006.

Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the first quarter of 2006, this 1% obligation totaled $26,304, which is shown as a receivable from affiliates. The balance due has been paid by Reef subsequent to March 31.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three months ended March 31, 2006 is detailed below:

For the three months ended March 31, 2006

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$23,159	$307.29
General partner units	1,190.561	101,091	84.91
Limited partner units	241.336	20,491	84.91

Total	1,507.260	$144,741

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2005 10-K.

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations. The Partnership expects to purchase interests in 35-40 prospects.

The Partnership has currently purchased interests in twenty-eight prospects, thirteen of which are classified as exploratory. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. OREI, an affiliate of the managing general partner, has expertise and has drilled and operated wells primarily in Texas and Louisiana since its inception in 1987, and it is expected that the Partnership will focus its operations in these areas. It is expected that during 2006 RELP, an affiliate of the managing partner formed in December 2005, will assume operations of prospect wells currently operated by OREI.

Many of the projects in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership will focus more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as the Organization of Petroleum Exporting Countries (OPEC) production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production. Twenty-seven of the twenty-eight projects purchased to date are located in Louisiana, Texas, or in United States coastal waters in the Gulf of Mexico. The remaining project is located in Oklahoma.

The Partnership will not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings in excess of 25% of the Partnership’s aggregate capital contributions require approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.  See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2005 10-K.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 units, or 5.00% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 general partner units and 241.336 limited partner units for $35,797,434. Reef has also contributed $35,310 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Syndication and organization costs totaled $5,369,615 leaving capital contributions of $32,064,593 available for Partnership activities. The Partnership was formed on July 18, 2005 and the last partner was admitted to the Partnership on October 31, 2005.

Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $32,064,593 is the total amount available to the Partnership for drilling and administrative costs. Please see Item IA of the 2005 10-K for a list of risk factors that could impact the Partnership. The Partnership began distributing to investors the interest income earned by the Partnership in December 2005, and began distributing the net cash flow from successful Partnership wells in May 2006. These funds will not be available for drilling activities.

The Partnership had working capital of $23,944,614 at March 31, 2006, which includes interest income earned on funds during and subsequent to escrow.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities to be conducted during 2006 and 2007. The Partnership will purchase interests in additional prospects this year and expects the Partnership to participate in a total of approximately 35-40 prospects. The Partnership has currently budgeted $24.04 of the $32.065 million available in connection with the twenty-eight prospects it has purchased to date. Drilling activities will be conducted solely with the $32.065 million capital raised by the Partnership.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from issuing additional partner assessments.

Results of Operations

Because the Partnership was formed on July 18, 2005, there is no comparable information for the three month period ended March 31, 2005.

Three Months Ended March 31, 2006

As of March 31, 2006, the Partnership had drilled twelve wells, of which one was producing oil and gas, three were being completed, and eight were unsuccessful. One of the four productive wells has additional acreage owned by the Partnership upon which the Partnership may drill up to four additional wells. Oil and gas production has begun during the second quarter on two of the wells being completed at March 31, and the third is expected to begin production operations in late June or early July.

The Partnership had net income of $144,741 during the three months ended March 31, 2006. During the period, the Partnership had interest income of $165,119 earned on partner capital contributions invested, and oil and gas revenues of $16,478 from the initial successful well which began production operations in January 2006. As additional discoveries begin production, the Partnership expects oil and gas revenues to increase, while interest income will decrease as monies are spent on drilling operations.

General and administrative costs of the Partnership totaled $25,686 for the three months ended March 31, 2006. General and administrative expenses are primarily professional fees paid in connection with the partnership’s SEC reporting requirements, and administrative costs provided by RELP. General and administrative costs are expected to increase as the level of Partnership drilling activity increases and the need to administer productive wells increases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the Partnership’s aggregate capital contributions without investor approval, and allows borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership is permitted but does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2005 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the 2005 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership on July 8, 2005. At such time Reef commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering period ended October 31, 2005. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on July 18, 2005.

During the offering period, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. At March 31, 2006, Reef had contributed $35,310 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,064,593 available for Partnership oil and gas operations. As of March 31, 2006, the Partnership had expended $7,858,199 on property acquisitions and prepayments and $82,675 on general and administrative expenses.

The Partnership intends to utilize all remaining available Partnership capital for oil and gas activities during 2006 and 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 30, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 30, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)