Form 10-Q
period 2006-06-30
Reef Global Energy VI, L.P.
filed 2006-08-14
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number: 333-122935-01

REEF GLOBAL ENERGY VI, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3170768
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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
Yes ☐ No ☒

As of August 14, 2006, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,166,961	$25,839,550
Accounts receivable from affiliates	30,214	402,095
Total current assets	24,197,175	26,241,645

Property and equipment:
Oil and gas properties, full cost method of accounting	9,082,303	1,411,666
Drilling in progress	117,831	2,092,026
Prepaid drilling costs	126,249	4,055,612
Accumulated depreciation and depletion	(46,243)	—
Net property and equipment	9,280,140	7,559,304

Total assets	$33,477,315	$33,800,949

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$57,710	$27,262
Accounts payable to affiliates	1,177,806	1,595,624
Total current liabilities	1,235,516	1,622,886

Non-current liabilities:
Asset retirement obligation	17,493	1,982
Total non-current liabilities	17,493	1,982

Partners’ equity:
General partners	25,392,763	25,402,198
Limited partners	5,147,385	5,149,298
Managing general partner	1,684,158	1,624,585
Total partners’ equity	32,224,306	32,176,081

Total liabilities and partners’ equity	$33,477,315	$33,800,949

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statement of Operations

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(Unaudited)	(Unaudited)
Revenues:
Oil and gas sales	$41,856	$58,334
Interest income	194,631	359,750
Total revenues	236,487	418,084

Costs and expenses:
Lease operating expenses	4,419	6,090
Production taxes	2,716	3,486
General and administrative	32,105	57,791
Accretion of asset retirement obligation	242	580
Depreciation, depletion and amortization	37,389	45,780
Total costs and expenses	76,871	113,727

Net income	$159,616	$304,357

Net income per general partner unit	$91.78	$176.69
Net income per limited partner unit	$91.78	$176.69
Net income per managing general partner unit	$374.20	$681.49

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statement of Cash Flows

Six months ended June 30,
2006
(Unaudited)

Operating Activities
Net income	$304,357
Adjustments for non-cash transactions:
Depreciation and depletion	45,780
Accretion of asset retirement obligation	580
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	374,048
Accounts payable	(3,354)
Accounts payable to affiliates	(212,617)
Net cash provided by operating activities	508,794

Investing Activities
Property acquisition and development	(1,923,084)
Net cash used in investing activities	(1,923,084)

Financing Activities
Partner capital contributions	54,351
Partner distributions	(312,650)
Net cash used in financing activities	(258,299)

Net decrease in cash and cash equivalents	(1,672,589)
Cash and cash equivalents at December 31, 2005	25,839,550
Cash and cash equivalents at June 30, 2006	$24,166,961

Non-cash investing transactions:
Increase in property additions included in accounts payable	$53,659
Increase in property additions included in accounts payable to affiliate	$368,586
Additions to property and asset retirement obligation	$15,394
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$30,214

See accompanying notes to condensed financial statements

.

Reef Global Energy VI, L.P.
Notes to Condensed Financial Statements (unaudited)
June 30, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VI, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K). The Partnership was formed on July 18, 2005 and began oil and gas drilling activities in the third quarter of 2005. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will continue to occur during the remainder of 2006 and 2007, the results for the three and six month periods ended June 30, 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership recognized no property impairment expense for the three and six month periods ended June 30, 2006.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the three and six month periods ended June 30, 2006, the Partnership recognized $8,105 and $15,394, respectively, of asset retirement obligation and additional capitalized cost in connection with the successful drilling of five Partnership wells.

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2006 and the year ended December 31, 2005.

	Six months ended June 30, 2006	2005
Beginning asset retirement obligation	$1,982	$—
Additions related to new properties	15,394	1,982
Accretion expense	117	—
Ending asset retirement obligation	$17,493	$1,982

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three and six month periods ended June 30, 2006, the Partnership incurred $4,431 and $9,745 of administrative costs, respectively.

RELP processes revenues and joint interest billings on behalf of the Partnership. At June 30, 2006, the Partnership owed RELP approximately $369,000 in connection with drilling and operating invoices, net of revenues, paid by RELP on behalf of the Partnership, and approximately $4,000 for administrative costs. The Partnership has paid RELP for these invoices subsequent to June 30. Accounts payable to affiliates at June 30 also includes approximately $805,000 for the unpaid portion of the 15% management fee due to Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, to pay for partnership organization and syndication costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount to recover actual commissions and organization and syndication costs. This remaining balance will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began distributions of oil and gas revenues to partners during the second quarter of 2006, but has not paid Reef any of the $805,000 during the first half of 2006. It is expected that the Partnership will begin to pay this additional management fee amount during the 4th quarter of 2006, when oil and gas revenues available for distribution are expected to significantly increase.

Reef, as the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the three and six month periods ended June 30, 2006, this 1% obligation totaled $30,214 and $56,518. The $30,214 is shown as a receivable from affiliates. Balances due the Partnership by Reef are settled on a quarterly basis.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2006 is detailed below:

For the three months ended June 30, 2006

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$28,200	$374.20
General partner units	1,190.561	109,266	91.78
Limited partner units	241.336	22,150	91.78
Total	1,507.260	$159,616

For the six months ended June 30, 2006

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$51,359	$681.49
General partner units	1,190.561	210,357	176.69
Limited partner units	241.336	42,641	176.69
Total	1,507.260	$304,357

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

The Partnership has currently purchased interests in twenty-seven prospects, twelve of which are classified as exploratory and fifteen of which are classified as developmental. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana, and it is expected that the Partnership will focus its operations in these areas. These areas have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production. Twenty-six of the twenty-seven projects purchased to date are located in Louisiana, Texas, or in United States coastal waters in the Gulf of Mexico. The remaining project is located in Oklahoma.

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

Liquidity and Capital Resources

The Partnership had working capital of $22,961,659 at June 30, 2006, which includes interest income earned on funds during and subsequent to escrow. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $22,961,659, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs.  Interest income earned by the Partnership and the net cash flow from successful Partnership wells will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities to be conducted during 2006 and 2007. The Partnership will purchase interests in additional prospects this year and expects the Partnership to participate in a total of approximately 35-40 prospects.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  On one of the Partnership’s prospects upon which a discovery has already been made, the Partnership has added to the drilling budget four additional development wells, and does not plan to borrow funds for this particular development activity. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Because the Partnership was formed on July 18, 2005, there is no comparable information for the three and six month periods ended June 30, 2005.

Three Months Ended June 30, 2006

During the three months ended June 30, 2006, the Partnership drilled five wells, two of which are being completed, and three of which were unsuccessful. The Partnership currently has three producing wells, three wells undergoing completion operations, and eleven unsuccessful wells. Two Partnership wells began production during May 2006, joining the initial well which began production operations in January. Three other wells are expected to begin production operations during August and September. A second well is expected to begin drilling operations on one of the successful prospects in November, and up to three additional wells may be drilled beginning in 2007 in order to further develop this prospect.

Partnership net income was $159,616 during the three months ended June 30, up from the $144,741 earned during the first quarter. Interest income was up approximately 17% due to the general rise in interest rates, and oil and gas revenues increased from $16,478 in the first quarter to $41,856 in the second quarter, as two more wells began production operations during May. Third quarter interest income is expected to remain comparable to that earned during the second quarter. The Partnership does not expect a significant rise in oil and gas revenues until September 2006, when the Partnership’s largest expected producing well drilled to date begins operations. The Partnership expects that oil and gas revenues will increase substantially during the fourth quarter. Administrative expenses increased from $25,686 in the first quarter to $32,105 during the second quarter. These costs are expected to remain near second quarter levels during the remainder of the year. While audit and professional service costs are expected to decline during the second half of the year, other general and administrative costs are expected to increase as the level of Partnership drilling activity increases and the need to administer productive wells increases.  Overall, the Partnership expects to see quarterly earnings continue to rise slowly as production from successful wells begins.

Six Months Ended June 30, 2006

As of June 30, 2006, the Partnership has drilled seventeen wells, of which three are producing oil and gas, three are being completed, and eleven were unsuccessful. Partnership net income totaled $304,357 for the first six months of 2006. Interest income earned on invested partner capital rose 17% in the second quarter. For the first half of the year interest income accounted for 86% of Partnership revenues with 14% of partnership revenues coming from the sale of oil and gas. We expect continued strong interest income through the third quarter, with higher interest rates offsetting the reduction of invested Partnership capital. During the fourth quarter we expect interest income to begin declining due to funds being expended for increased drilling activity. Correspondingly, we expect revenues to gradually increase during the third quarter as three additional wells are expected to begin production operations during August and September. Fourth quarter oil and gas sales are expected to rise substantially and should exceed oil and gas revenues for the first three quarters of the year combined. During the second half of the year we expect oil and gas revenues to account for over half of the overall revenues of the Partnership. The Partnership expects to see quarterly earnings continue to rise slowly as production from successful wells begins.

General and administrative costs of the Partnership totaled $57,791 for the six months ended June 30, 2006, of which approximately $31,000 represented professional services in connection with the audited 2005 financial statements. While audit and professional service costs are expected to decline during the second half of the year, other general and administrative costs are expected to increase as the level of Partnership drilling activity increases and the need to administer productive wells increases.

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

Commodity Price Risk

The Partnership is permitted but does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The

Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2005 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the additional risk factor provided below, there have been no material changes from the risk factors previously disclosed in the 2005 10-K.

Our dependence on third parties for the processing and transportation of oil and gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners. We rely on third parties to process and transport the oil and gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership on July 8, 2005. At such time Reef commenced the offering of units in the

Partnership. All sales of Partnership units were made through the Program’s dealer manager, Reef Securities, Inc., and a number of soliciting dealers. The offering period ended October 31, 2005.

During the offering period ending on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. At June 30, 2006, Reef had contributed $61,614 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,090,897 available for Partnership oil and gas operations. As of June 30, 2006, the Partnership had expended $9,309,007 on property acquisitions and prepayments and $114,780 on general and administrative expenses, including amounts in accounts payable at June 30, 2006.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 14, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 14, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)