Form 10-Q
period 2006-09-30
Reef Global Energy VI, L.P.
filed 2006-11-14
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,454,448	$25,839,550
Accounts receivable	33,327	—
Accounts receivable from affiliates	29,288	402,095
Total current assets	21,517,063	26,241,645

Property and equipment:
Oil and gas properties, full cost method of accounting	12,006,927	1,411,666
Drilling in progress	363,027	2,092,026
Prepaid drilling costs	1,011,857	4,055,612
Accumulated depreciation and depletion	(1,708,986)	—
Net property and equipment	11,672,825	7,559,304

Total assets	$33,189,888	$33,800,949

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$53,276	$27,262
Accounts payable to affiliates	2,389,919	1,595,624
Total current liabilities	2,443,195	1,622,886

Non-current liabilities:
Asset retirement obligation	77,431	1,982
Total non-current liabilities	77,431	1,982

Partners’ equity:
General partners	24,147,688	25,402,198
Limited partners	4,894,999	5,149,298
Managing general partner	1,626,575	1,624,585
Total partners’ equity	30,669,262	32,176,081

Total liabilities and partners’ equity	$33,189,888	$33,800,949

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statement of Operations

	For the three months ended		For the nine months ended
	September 30 (unaudited)		September 30 (unaudited)
	2006	2005	2006	2005

Revenues:
Oil and gas income	$141,350	$—	$199,684	$—
Interest income	230,552	49,189	590,302	49,189
Total revenues	371,902	49,189	789,986	49,189

Costs and expenses:
Lease operating expenses	24,816	—	30,906	—
Production taxes	9,838	—	13,324	—
General and administrative	52,600	13,028	110,391	13,028
Organization costs	—	50,000	—	50,000
Accretion of asset retirement obligation	(199)	—	381	—
Depreciation, depletion and amortization	1,663,206	—	1,708,986	—
Total costs and expenses	1,750,261	63,028	1,863,988	63,028

Net loss	$(1,378,359)	$(13,839)	$(1,074,002)	$(13,839)

Net loss per general partner unit	$(924.17)	$(11.44)	$(747.48)	$(11.44)
Net loss per limited partner unit	$(924.17)	$(13.38)	$(747.48)	$(13.38)
Net loss per managing general partner unit	$(730.43)	$(38.09)	$(48.94)	$(38.09)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statement of Cash Flows

	For the nine months ended September 30,
	(unaudited)
	2006	2005
Operating Activities
Net loss	$(1,074,002)	$(13,839)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,708,986	—
Accretion of asset retirement obligation	381	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(33,327)	(4,158)
Accounts receivable from affiliates	374,048	—
Accounts payable	(6,981)	189
Accounts payable to affiliates	(178,012)	872,320
Net cash provided by operating activities	791,093	854,512

Investing Activities
Property acquisition and development	(4,742,137)	(822,946)
Net cash used in investing activities	(4,742,137)	(822,946)

Financing Activities
Partner capital contributions	84,565	25,089,099
Distributions to partners	(518,623)	(3,713,365)
Net cash provided by (used in) financing activities	(434,058)	21,375,734

Net decrease in cash and cash equivalents	(4,385,102)	21,407,300
Cash and cash equivalents at December 31	25,839,550	—
Cash and cash equivalents at September 30	$21,454,448	$21,407,300

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliates	$972,307	$1,313,496
Increase in property additions included in accounts payable	$32,995	$—
Additions to property and asset retirement obligation	$75,068	$—
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$29,288	1,122,407

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VI, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K). The Partnership was formed on July 18, 2005 and began oil and gas drilling activities in the third quarter of 2005. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will continue to occur during the remainder of 2006 and 2007, the results for the three and nine month periods ended September 30, 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership recognized property impairment expense of $1,442,239 and $1,442,239, respectively, for the three and nine month periods ended September 30, 2006.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the three and nine month periods ended September 30, 2006, the Partnership recognized $59,674 and $75,068, respectively, of asset retirement obligation and additional capitalized cost in connection with the successful drilling of nine Partnership wells.

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	Nine months ended September 30, 2006	2005
Beginning asset retirement obligation	$1,982	$—
Additions related to new properties	75,068	1,982
Accretion expense	381	—
Ending asset retirement obligation	$77,431	$1,982

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three and nine month periods ended September 30, 2006, the Partnership incurred $220,386 and $230,131 of administrative costs, respectively.

RELP processes revenues and joint interest billings on behalf of the Partnership. At September 30, 2006, the Partnership owed RELP approximately $926,000 in connection with drilling and operating invoices, net of revenues, paid by RELP on behalf of the Partnership, and approximately $220,000 for administrative costs. The Partnership settles its balances with RELP on a quarterly basis. Accounts payable to affiliates at September 30 also includes approximately $805,000 for the unpaid portion of the 15% management fee due to Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, to pay for partnership organization and syndication costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount to recover actual commissions and organization and syndication costs. This remaining balance will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began distributions of oil and gas revenues to partners during the second quarter of 2006, but has not paid Reef any of the $805,000 during the first nine months of 2006. The Partnership will begin to pay this additional management fee amount during the 4th quarter of 2006, when oil and gas revenues available for distribution are expected to significantly increase. In addition, accounts payable to affiliates at September 30 includes approximately $439,000 for reimbursement of project costs paid by another affiliate. The Partnership has reimbursed the affiliate for these costs.

Reef, as the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the three and nine month periods ended September 30, 2006, this 1% obligation totaled $29,288 and $85,806. The $29,288 is shown as a receivable from affiliates. Balances due the Partnership by Reef are settled on a quarterly basis.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2006 is detailed below:

For the three months ended September 30, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(55,048)	$(730.43)
General partner units	1,190.561	(1,100,277)	(924.17)
Limited partner units	241.336	(223,034)	(924.17)
Total	1,507.260	$(1,378,359)

For the nine months ended September 30, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(3,689)	$(48.94)
General partner units	1,190.561	(889,920)	(747.48)
Limited partner units	241.336	(180,393)	(747.48)
Total	1,507.260	$(1,074,002)

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations. The Partnership expects to drill approximately forty wells on approximately thirty prospects with the capital raised by the Partnership.

The Partnership has currently purchased interests in twenty-eight prospects upon which forty wells have been budgeted. Ten prospects are classified as exploratory and eighteen are classified as developmental. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana, and it is expected that the Partnership will focus its operations in these areas. These areas have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production. Twenty-seven of the twenty-eight projects purchased to date are located in Louisiana, Texas, or in United States coastal waters in the Gulf of Mexico. The remaining project is located in Oklahoma.

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

Liquidity and Capital Resources

The Partnership had working capital of $19,073,868 at September 30, 2006, which includes interest income earned on funds during and subsequent to escrow. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $19,073,868, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs.  Interest income earned by the Partnership and the net cash flow from successful Partnership wells will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities to be conducted during 2006 and 2007. The Partnership will purchase interests in additional prospects this year and expects the Partnership to participate in approximately thirty prospects and drill approximately forty wells.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership currently has three prospects upon which successful wells have been drilled for which the Partnership has budgeted additional developmental wells using the original capital raised by the Partnership. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Three Months Ended September 30, 2006 and 2005

During the three months ended September 30, 2006, the Partnership drilled seven wells, one of which began production operations in November, five of which are undergoing completion operations, and one which was unsuccessful. One of the three wells undergoing completion operations at June 30 was deemed non-commercial and has been abandoned. The Partnership currently has four producing wells, two shut-in productive wells, five wells being completed, and thirteen unsuccessful wells. It is expected that four and possibly all five of the wells currently undergoing completion operations will begin production operations by December 31. Workover operations on the two shut-in wells will begin during the second half of November.

The Partnership had a net loss of  $1,378,359 during the three months ended September 30. While net cash flow from operations, excluding interest income, rose from $2,616 during the second quarter to $54,096 in the third quarter, the fund incurred an asset impairment charge of $1,442,239. The impairment charge was primarily the result of a negative adjustment to the initial reserve estimates on one of the funds productive wells. The well began production operations in August but is currently shut-in waiting on a workover.  The well provided approximately 60% of the third quarter oil and gas revenues generated by the Partnership. Future results of operations will be greatly impacted by the success or failure of the operator to return this well to profitable operations.

Interest income was $230,552 during the third quarter. The increase from the second quarter amount of $194,631 was due to the fact that the fund moved its investable monies from tax-free to taxable investments. The Partnership expects interest income to begin declining effective with fourth quarter operations due to the fact that invested capital is decreasing as wells are drilled. Administrative expenses increased from $32,105 in the second quarter to $52,600 during the third quarter, primarily due to increased administrative costs incurred by RELP for operations of the funds wells. Overall, the Partnership expects that fourth quarter income from oil and gas production will be comparable to levels during the third quarter, and begin increasing during the first quarter of 2007 as wells currently being completed begin selling oil and gas. A successful workover of the above mentioned well could have a significant positive impact on the Partnership.

The Partnership began operations on July 18, 2005 and was still in formation at September 30, 2005. During the third quarter of 2005 the Partnership was not yet involved in any oil and gas drilling activity. The sole source of income to the Partnership was interest income earned through the investment of partner capital contributions. The results of operations for the quarter ended September 30, 2005 are not comparable with the quarter ended September 30, 2006.

Nine Months Ended September 30, 2006 and 2005

As of September 30, 2006, the Partnership has drilled twenty-four wells, of which four are producing oil and gas, two are productive wells currently shut-in awaiting workovers, five are undergoing completion operations, and thirteen are unsuccessful. The Partnership incurred a net loss totaling $1,074,002 for the first nine months of 2006. Interest income accounted for 74.7% of Partnership revenues. Partnership oil and gas revenues for the first three quarters have totaled $16,478, $41,856, and $141,350, respectively. We expect fourth quarter oil and gas revenues to be comparable to third quarter revenues, and, if successful, the two pending workovers in late November could provide an increase in oil and gas revenues for the fourth quarter. Four wells expected to be commercially productive should begin production operations within the next forty-five days, and a fifth is expected to begin production operations in January 2007. The net loss for the first nine months of 2006 results primarily from an asset impairment charge of $1,442,239 incurred during the third quarter. The impairment charge was primarily the result of a negative adjustment to the initial reserve estimates on one of the funds productive wells, which caused the present value of net oil and gas revenues expected to be received by the Partnership to be less than the funds expended the drilling of oil and gas properties as of September 30, 2006.

General and administrative costs of the Partnership totaled $110,391 for the nine months ended September 30, 2006, of which approximately $31,000 represented professional services in connection with the audited 2005 financial statements. We expect general and administrative costs to average $40-$50 thousand per quarter during the next several quarters.

Net proved oil and gas reserves at September 30, 2006 and December 31, 2005 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. Because current oil and gas prices are in excess of prices at September 30, 2006, the estimates of proved reserves at September 30, 2006 use the November 3, 2006 closing NYMEX prices of $59.14 per barrel and $7.88 per MMBTU, compared to December 31 prices of $61.04 per barrel and $10.08 per MMBTU. At December 31, 2005, the Partnership had only one well with proved reserves.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2005	1,046	29,002
September 30, 2006	72,296	1,398,872

The standardized measure of discounted cash flows is computed by applying the above quarter end prices, adjusted on a property by property basis for energy content, quality and transportation costs, and a discount factor of 10% to proved reserves. The standardized measure of discounted cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted cash flows
December 31, 2005	$267,642
September 30, 2006	$10,297,941

The Partnership began operations on July 18, 2005 and was still in formation at September 30, 2005. During the third quarter of 2005 the Partnership was not yet involved in any oil and gas drilling activity. The sole source of income to the Partnership was interest income earned through the investment of partner capital contributions. The results of operations for the period from July 18, 2005 through September 30, 2005 are not comparable with the results of operations for the nine months ended September 30, 2006.

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended September 30, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2006, Reef had contributed $91,828 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,121,111 available for Partnership oil and gas operations. As of September 30, 2006, the Partnership had expended $13,304,761 on property acquisitions and prepayments and $167,384 on general and administrative expenses, including amounts in accounts payable at September 30, 2006.

The Partnership intends to utilize all remaining available Partnership capital for oil and gas activities during 2006 and 2007.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Ox ley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY VI, L.P.

By: Reef Oil & Gas Partners, L.P.
Managing General Partner

By: Reef Oil & Gas Partners, GP, LLC

Dated: November 14, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 14, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)