Form 10-K
period 2006-12-31
Reef Global Energy VI, L.P.
filed 2007-04-16
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

COMMISSION FILE NUMBER 333-122935-01

REEF GLOBAL ENERGY VI, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3170768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 N. Central Expressway, Suite 300, Richardson, TX 75080-3610
(Address of principal executive offices including zip code)

(972)-437-6792
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

General and Limited Partnership Interests

(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2007, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VI, L.P.

FORM 10-K

PART I

ITEM 1.                             BUSINESS.

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

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located primarily onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. However, the Partnership may acquire interests in drilling prospects in such locations as its managing general partner deems advisable. To date, the Partnership has acquired interests in 31 prospects on which it expects to drill 40 wells.  These prospects are located in Texas, Louisiana, Oklahoma, and in U.S. coastal waters in the Gulf of Mexico. The Partnership expects the drilling of these 40 wells will utilize all of its available capital. The Partnership has acquired working interests in prospects generated by Reef Exploration, L.P. (RELP) or OREI, Inc. (OREI), both affiliates of Reef, and by third parties. Working interests acquired may be assigned to other public partnerships in this Program, to private drilling partnerships managed by Reef, and to third parties. Reef may also retain, for its sole benefit, a working interest in a prospect and participate in the drilling and development of the prospect on the same basis as the Partnership.  In such cases where the percentage ownership of the Partnership and Reef affiliated entities is large enough in a prospect, OREI or RELP may be elected as operator of the prospect.  As of the date of this report, RELP operates 10 Partnership prospects upon which 10 wells are expected to be drilled.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

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

•              the future economic conditions in the United States and throughout the world; and

•              changes in the Internal Revenue Code (the Code).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives.  In addition, distributions to partners will decrease over time due to the fact that oil and natural gas wells are depleting assets, and production rates will decline over the life of an individual well.  Distribution levels will also be highly dependent upon oil and natural gas prices. Distributions will be partially sheltered by the percentage depletion allowance.

Acquisition and Drilling of Undeveloped Prospects

The Partnership has acquired interests in prospects internally generated by OREI or RELP, or generated by and purchased from third parties. To date, the Partnership has acquired interests in 31 prospects. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

Prospects are evaluated utilizing data generated by RELP or provided by unaffiliated third parties to RELP. This data may include well logs, production records from RELP’s and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful. Partnership prospects are evaluated by petroleum engineers, geophysicists, geologists, and other technical consultants employed by or retained by RELP on the Partnership’s behalf.

The Partnership prospects are acquired pursuant to an arrangement in which the Partnership purchases part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance.  A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. At its discretion, the Partnership may acquire less than 100% of the working interest provided that costs are reduced proportionately.  The Partnership’s limited partnership agreement (the Partnership Agreement) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership will be a non-operator working interest owner in all prospects purchased by the Partnership. Working interests in prospects purchased by the Partnership may also be owned by other public partnerships in this Program or by private drilling partnerships managed by Reef. Reef may, for its sole benefit, also retain a portion of the working interest in a prospect and participate in the drilling and development of the prospect on the same basis as the Partnership. If the total working interest in any prospect either retained or sold to this Partnership or other affiliated partnerships is large enough, OREI or RELP may be elected operator of the prospect. RELP serves as operator for 10 of the 31 prospects which have been purchased by this Partnership.

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

Leases will be acquired by the Partnership directly from unaffiliated persons or from Reef or its affiliates. All leases that are transferred to the Partnership from Reef or its affiliates will be transferred at cost, unless Reef has reason to believe that cost is materially more than the fair market value of such property, in which case the price will not exceed the fair market value of the property.

The Partnership expects that the 40 wells currently expected to be drilled will utilize all of its available capital. If a well is not drilled a substitute well or wells will be drilled in its place. The Partnership has attempted to minimize drilling risk to the partners by the diversity created from participating in drilling activities on 31 different prospects.

Consulting Agreements for Prospect Acquisitions

Reef entered into three agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. The first agreement, dated October 2001, was amended by a second agreement dated January 2004. That amended agreement provided, among other things, that CMI would present a minimum of 50 prospects per year in the Gulf of Mexico region to Reef, and that Reef would have the option to purchase up to 7.5% of the interest made available to CMI. Reef paid CMI a fee of $300,000 per year under the terms of the amended agreement. Reef allowed this amended agreement to expire effective January 31, 2006.

Under the terms of the third agreement, Reef was allowed to acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that were identified and initially reviewed by CMI during the term of the agreement.  Reef paid CMI a fee of $75,000 per year under the terms of this three year agreement.  CMI was not obligated to present Reef with a specific number of prospects under the North Sea agreement, and under certain circumstances further described in the North Sea agreement. Reef could be excluded from participation in certain prospects. Reef allowed this agreement to expire effective November 30, 2006.

Reef has also entered into an agreement with Access Exploration Corp. (AEC) for the period from October 1, 2004 thru October 2, 2007. Under terms of the agreement, Reef has the option to participate for up to 10% of the interest made available to AEC in any Gulf of Mexico developmental project screened by AEC, and to participate for up to 12.5% of the interest made available to AEC in any Gulf of Mexico exploration projects screened by AEC. There is no minimum number of prospects which AEC is required to screen and present to Reef for participation. As part of this agreement, AEC will make available to Reef 5% of the interest made available to AEC in all projects outside the Gulf of Mexico. Reef will pay AEC the sum of $100,000 per year during the three year term of this agreement for the services rendered by AEC.

Projects approved for acquisition by Reef under these agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Initially, each partnership formed as a part of the Program will reimburse Reef a portion of the actual consulting fees paid on an estimated basis. Upon the completion of the Program’s offering in 2007, the actual consulting fees paid during the period by Reef will be allocated to each partnership formed based upon total capital contributions, and each partnership formed will either receive an additional assessment or refund of fees. Under no circumstances will the partnerships reimburse any amount in excess of the actual fees paid by Reef and affiliates as consulting fees under these agreements. The Partnership paid Reef $287,500 in 2005. The fees paid to CMI by Reef through the termination dates of the CMI Agreements in 2006 have been allocated only to partnerships in this Program formed during 2005 and 2006. This Partnership has accrued and received from Reef a refund of fees totaling $46,842 in connection with the allocation of the fees paid to CMI. The net amount paid of $240,658 has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

Drilling and Completion Phase of Operations

When the combined prospect ownership of the Partnership and any other Reef affiliated entities, if any, total less than a 50% working interest in a prospect, it is probable that the majority owner of the prospect will select the operator for the wells drilled on the prospect. Reef will monitor the operator’s performance and activity, will represent the Partnership in decision making with regard to the Partnership’s prospects, and will otherwise represent the Partnership with regard to the activities of the Partnership.  When OREI or RELP serves as operator of a prospect, it will receive operator fees during the drilling and production phase of operations at the competitive rate in the area where the prospect is located.  Typically, these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. When OREI or RELP does serve as operator on any Partnership wells, it does so pursuant to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America. RELP is currently the operator of 10 Partnership prospects upon which 10 wells are expected to be drilled.

When OREI or RELP serves as the operator, it contracts the drilling of the well to an independent third party, and the resulting costs of the well to the Partnership are determined by the actual third party costs, plus OREI’s or RELP’s monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located. Under no circumstances will OREI, RELP, Reef, or any other affiliate act as contractor or subcontractor in connection with the drilling of any Partnership well.

The Partnership normally pays drilling and completion costs as incurred. The Partnership is permitted to make advance payments where necessary to secure the tax benefits of prepaid intangible drilling costs and where there is a valid business reason. In order to comply with conditions to secure the tax benefits of prepaid intangible drilling costs, the operator may not refund any portion of amounts paid in the event actual costs are less than amounts paid, but may apply any such amounts solely for payment of additional drilling services to the Partnership. A well that fails to result in the discovery of oil or natural gas, or that is determined to be unable to produce oil or natural gas in commercial quantities will be plugged and abandoned in accordance with applicable regulations. Generally, the costs of abandoning a well location include restoration of the well site to its original condition prior to the drilling of the well.

Production Phase of Operations

For any well capable of producing quantities of oil and/or natural gas in commercial quantities, production operations commence once a Partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the oil and/or natural gas production from the well.

The Partnership sells oil and/or natural gas production from its wells to refineries, industrial users, gas brokers, interstate pipelines or local utilities.  In many cases the Partnership elects to sell its production under marketing arrangements entered into by the operator of the well. Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts are not completed until after the wells have been drilled.

The Partnership attempts to sell the oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices.  Domestic sales of oil will be at market prices. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves.  The Partnership will sell natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

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

The Partnership’s share of revenue from productive wells will is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During 2006, five operators accounted for 31.9%, 14.9%, 14.2%, 11.5%, and 11.2% of the Partnership’s oil and gas revenues. As of December 31, 2005, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef’s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership’s capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

Reef will notify all investor general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage.  Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of the Partnership, investor general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert. At any time during this 30-day period, upon receipt of the required written notice from an investor general partner of his intent to convert, Reef will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage.  This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former investor general partner to that of a limited partner.  Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes.  Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. However, even after an election of conversion, the investor partner will continue to have unlimited liability regarding partnership activities that occurred while he was an investor general partner.

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas.  Reef expects the Partnership to encounter strong competition in every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%.  As a result of deregulation of the natural gas industry enacted by Congress and FERC, natural gas prices are generally determined by competitive market forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive market forces.

There is competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect the ability of the Partnership to develop leases suitable for development by the Partnership once they are acquired.

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

•                                          the success of efforts to market competitive fuels, such as coal and nuclear energy, and the growth and/or success of alternative energy sources such as wind power;

•              the effect of United States and state regulation of production, refining, transportation and sales;

•              other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•              general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements, could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

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

Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments, and by federal and state laws and regulations.

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

Environmental.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

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

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through January 1, 2006, OREI employed a staff including geologists, petroleum engineers, landmen, and accounting personnel who administered all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to

RELP, a new Reef affiliate formed during 2005. RELP now employs this staff of geologists, geophysicists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses OREI and RELP for technical and administrative services at cost.  See “Item 11 – Executive Compensation.”

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

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

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

•                                          market uncertainty;

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

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

We cannot control activities on non-operated properties.

The Partnership will purchase minority non-operated working interests in many of the prospects it acquires. As a result, the Partnership will have limited ability to exercise influence over and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•                                          timing and amount of capital expenditures;

•                                          expertise and financial resources;

•                                          inclusion of other participants in drilling wells; and

•                                          use of technology.

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

Due to current industry demands, drilling contractors, well service providers and related equipment and personnel are in short supply. This is causing escalating prices, delays in drilling and other exploration activities, and the possibility of poor service coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services, and add costs for damages due to any accidents sustained from overuse of equipment and inexperienced personnel.

We face strong competition from larger oil and natural gas companies.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the acquisition of prospects for drilling and requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, evaluate and select suitable prospects, obtain drilling and service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for prospects and competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, on a more timely basis or on more favorable terms.

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy VI, L.P. is the first in a series of limited partnerships offered under that Program. Reef and its affiliate, OREI, have sponsored 61 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) two were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves.  We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. Reef and its affiliates have also sponsored 50 drilling ventures since 1996. Together, these ventures have drilled 107 wells (94 by drilling ventures and 13 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 47 were exploratory wells and 60 were developmental wells. Forty-one of the wells drilled were dry holes, and four wells were completed but were non-commercial. Of the 62 wells that were commercial, 44 are still owned by Reef or its affiliates’ ventures and are currently producing, one is awaiting connection to a pipeline, five have been plugged and abandoned, seven have been sold and five are currently shut-in. Using this data, approximately 57.9% of the wells drilled by these ventures were completed as commercially producing and 42.1% were dry holes (including the four wells that were completed but failed to become commercial producers). Approximately 4.7% of the wells drilled by our ventures were subsequently abandoned.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of prospects. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations.  The Partnership Agreement permits the Partnership to borrow money only after drilling has been completed and investor general partnership interests have been converted into limited partnership interests.  Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef is prohibited under the Partnership Agreement from loaning money to the Partnership, and Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

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

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased interests in 13 exploratory prospects with available capital, and has drilled six successful exploratory wells, one of which is currently shut-in, and seven unsuccessful wells on these prospects.

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

The Partnership conducts drilling operations in the Gulf of Mexico and the coastal regions of Louisiana and Texas. This region is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s drilling and production operations or distribution of revenues, if any.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to diversify the Partnership’s investments;

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None

ITEM 2.                             PROPERTIES.

Drilling Activities and Productive Wells

Partnership properties are located in Texas, Louisiana, Oklahoma, and offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership has purchased interests in 13 exploratory prospects upon which a total of 13 exploratory and nine developmental wells are expected to be drilled, and purchased interests in 18 developmental prospects upon which a total of 18 developmental wells are expected to be drilled. Of the 31 prospects in which the Partnership has purchased working interests, 19 are in Texas, 10 in Louisiana, one in Oklahoma, and one offshore in U.S. coastal waters in the Gulf of Mexico. As of December 31, 2006, the Partnership had completed the drilling of 13 exploratory wells and two developmental wells on 13 exploratory prospects, and completed the drilling of 16 developmental wells on 16 developmental prospects. The Partnership has six successful exploratory wells, one of which is currently shut-in, two successful developmental wells which have been subsequently drilled on one of the exploratory prospects, and seven successful developmental wells. These fifteen successful wells are located as follows: one well each in Terrebonne, Acadia, and St. Martin Parish, Louisiana, three wells in Sterling County, Texas, two wells each in Lavaca and Jefferson County, Texas, one well each in Palo Pinto, Jackson, Harris, and Live Oak County, Texas, and one well in Pittsburg County, Oklahoma. The Partnership has drilled 16 unsuccessful wells located as follows: one well offshore in U.S. coastal waters in the Gulf of Mexico, two wells each in West Baton Rouge and Cameron Parish, Louisiana, one well each in Acadia, Calcasieu, and Beauregard Parish, Louisiana, two wells in Lavaca County, Texas, and one well each in Hardin, Brazoria, Upton, Ector, Jefferson, and San Patricio County, Texas.

Subsequent to December 31, 2006, the Partnership has completed the drilling of one unsuccessful developmental well located in Dawson County, Texas. The Partnership has one developmental well drilling, one developmental well testing, and six developmental wells which have not begun drilling.  Upon completion of drilling, a well will be considered “productive” if it is capable of producing oil and/or natural gas in commercial quantities. The Partnership expects the drilling of these 40 wells will utilize all available Partnership capital.

The six yet-to-be--drilled developmental wells located on two of the Partnership’s successful exploratory prospects are located on non-operated prospects. The Partnership currently expects these wells to be drilled during 2007 and 2008.

Proved Oil and Gas Reserves

Net proved oil and gas reserves as of December 31, 2006 and 2005, as prepared by a petroleum engineer employed by RELP, are summarized below. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves, December 31, 2005	1,046	29,002
Net proved reserves, December 31, 2006	69,253	1,597,089

The standardized measure of discounted future net cash flows as of December 31, 2006 and 2005 is computed by applying the December 31, 2006 and 2005 oil (NYMEX) prices of $57.75 and $61.04 per barrel, respectively, and natural gas (Henry Hub) price of $5.635 and $10.08 per MMBtu, respectively, adjusted by property for energy content, quality and transportation costs, current costs and a discount factor of 10 percent to proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2005	$267,642
Standardized measure of discounted future net cash flows as of December 31, 2006	$8,116,583

As of December 31, 2006, the net capitalized costs of oil and gas properties exceeded the standardized measure of discounted cash flows. The Partnership has recorded property impairment costs totaling $8,145,740 during 2006 in order to reduce the capitalized costs of oil and gas properties to the standardized measure of discounted future net cash flows as of December 31, 2006. The Partnership had no property impairment costs for the period ended December 31, 2005.

Title to Properties

The Partnership's interests in producing and non-producing acreage will be in the form of assigned direct interests in leases held by the Partnership or by Reef on behalf of the Partnership. Such properties will be subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens will materially interfere with the use of such properties in the operation of the Partnership's business and that it will obtain satisfactory title to all of its leases. Title will be held by the Partnership or by Reef on behalf of the Partnership.

ITEM 3.                            LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.                            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2006, the Partnership had one managing general partner, 217 investor limited partners, and 937 investor general partners. Reef holds a total of 75.363 general partner units and the general and limited investor partners hold 1,190.561 general partner units and 241.336 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgement of the managing general partner, is not required to meet the Partnership’s obligations will be distributed to the partners at least quarterly in accordance with the Partnership Agreement.

Investor limited and general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership in the sixth through tenth years after the Partnership closes unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, however, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships sponsored as a part of the Reef Global Energy Ventures II Program. The Partnership did not repurchase any units in 2006 or 2005.

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership on July 8, 2005. At such time Reef commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program's dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering terminated October 31, 2005. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on July 18, 2005.

During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, Reef contributed $113,853 and $7,263 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,150,399 available for Partnership oil and gas operations. As of December 31, 2006, the Partnership had expended $20,802,492 on property acquisitions and prepayments and $138,302 on general and administrative expenses.

The Partnership intends to utilize all available Partnership capital for oil and gas activities by the end of 2008.

ITEM 6.                             SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	December 31, 2006	Period from Inception (July 18, 2005) to December 31 2005

Oil and gas sales revenue	$552,572	—
Interest income	836,045	218,477
Costs and expenses	8,877,529	106,989
Partnership net income (loss)	(7,488,912)	111,488

Allocation of net income (loss):
Managing general partner	(331,615)	(4,464)
General partner units	(5,950,984)	96,353
Limited partner units	(1,206,313)	19,599
Net loss per managing partner unit	(4,400.24)	(59.23)
Net income (loss) per general partner unit	(4,998.47)	80.93
Net income (loss) per limited partner unit	(4,998.47)	81.21

Total assets	28,061,160	33,800,949
Distributions to managing general partner	(142,700)	(7,725)
Distributions to investor partners	(780,923)	(42,275)
Distributions per general partner unit	545.38	29.52
Distributions per limited partner unit	545.38	29.52
Distributions per managing general partner unit	1,893.50	102.50

ITEM 7.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist you in understanding the Partnership’s financial position, liquidity, and results of operations. The information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership recognized property impairment expense of $8,145,740 and $0, respectively.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves and will be computed using the units-of-production method based upon this estimate of proved reserves. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership had depreciation, depletion, and amortization expense totaling $552,848 and $0, respectively.

The Partnership follows Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership recognized $199,253 and $1,982 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2006 and 2005, the Partnership had no gas imbalance positions.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership's primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations.

The Partnership has purchased working interests in 31 prospects, 13 of which are classified as exploratory. The Partnership has 19 prospects in Texas, 10 in Louisiana, one in Oklahoma and one offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership expects to operate solely in the United States, and believes that the 40 wells expected to be drilled on these prospects will utilize all of the available Partnership capital. OREI, an affiliate of Reef, has expertise and has served as a well operator primarily in Texas and Louisiana since its inception in 1987. During 2006 OREI transferred its employees to RELP, and also transferred well operator status to RELP.  RELP currently serves as operator on ten of the Partnership prospects.

Many of the projects taken in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership focuses on projects in Louisiana and Texas where OREI and RELP have expertise, where geologic factors are well known, and infrastructure is highly developed.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership purchased an interest be determined to warrant additional development activity, the Partnership may pay for such development with the original Partnership capital, or may borrow an amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings for developmental activity in excess of 25% of the Partnership’s aggregate capital contributions require approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership expects to drill a total of nine developmental wells on two successful exploratory prospects utilizing the original Partnership capital, and currently has no plans to borrow any money. The Partnership is permitted to but has not and does not expect to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 general partner units and 241.336 limited partner units for $35,797,434. As of December 31, 2006, Reef has also contributed $121,116 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Syndication and organization costs totaled $5,369,615, leaving capital contributions of $32,150,399 available for Partnership activities.

Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $32,150,399, plus any additional contributions made by Reef in connection with the 1% obligation mentioned above, is the total amount available to the Partnership for drilling and administrative costs.  As of December 31, 2006, the Partnership had expended $20,802,492 on property acquisitions and prepayments and $138,302 on general and administrative expenses. Please see Item 1A of this Report on Form 10-K for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the interest income earned by the Partnership and the net cash flow from successful wells drilled by the Partnership. These funds are not available for drilling activities.

The Partnership had working capital of $12,614,903 at December 31, 2006.

The Partnership expects to utilize the available capital contributions for lease acquisition and drilling activities during 2007 and 2008. The initial drilling of 31 wells on the 31 prospects purchased by the Partnership will be completed during 2007, however, it is expected that additional developmental drilling of nine wells on successful prospects will not be completed until 2008. Drilling activities will be conducted solely with the available capital contributions. The Partnership expects the drilling of these 40 wells to utilize all of the available capital.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from issuing additional partner assessments. The Partnership currently expects to drill nine additional developmental wells on successful Partnership prospects utilizing the initial Partnership capital contributions.

Results of Operations

Comparison of Year Ended December 31, 2006 to the Period from Inception (July 18, 2005) thru December 31, 2005

The Partnership began operations in July, 2005. During the period from inception (July 18, 2005) to December 31, 2005, the Partnership completed drilling operations on four prospects and had one successful well. This well began production operations during January 2006; therefore the Partnership has no income or expenses from production operations as of December 31, 2005. The 2005 net income of $111,488 results from interest income totaling $218,477 earned on unspent partner capital contributions, offset by $50,000 of organization expenses (a one time charge) and $56,989 of general and administrative costs. These general and administrative costs include $29,429 in administrative costs and services provided by OREI, and $18,618 in legal, accounting and printing costs related to SEC filings.

During 2006, the fund drilled fourteen additional successful wells and thirteen unsuccessful wells. Four of these successful wells did not begin production operations until the fourth quarter of 2006, and six of these successful wells did not begin production operations until  2007. One exploratory well drilled by the Partnership, to which the

Partnership originally assigned estimated net reserves in excess of 200,000 equivalent barrels of oil (EBO) (natural gas is converted to oil at a rate of 6 Mcf to 1 Bbl in computing EBO), appears to have been completed in a very high pressure but limited reservoir, and ceased production after approximately 60 days. This well accounted for approximately 32% of total Partnership revenue during 2006. This well has been shut-in until an offset well that is currently drilling is finished and can be evaluated. The well could be sidetracked if the offset well is successful. The sudden loss of production from this well resulted in a reduction in estimated reserve value of approximately $9.5 million, and was the major reason the Partnership recorded property impairment expense of $8,145,740 during 2006, resulting in a net loss of $7,488,912.

The Partnership had two successful wells begin production during the first quarter of 2006, one successful well begin production during the second quarter of 2006, two successful wells begin production during the third quarter of 2006, including the well mentioned above, and four successful wells begin production during the fourth quarter of 2006. Five wells have begun production during the first quarter of 2007 and one during the second quarter of 2007.  As wells have begun production operations, the Partnership has seen quarterly oil and gas sales income increase. During 2006, oil and gas sales income by quarter totaled $16,478, $41,856, $141,350, and $352,888, for a total of $552,572. General and administrative expenses totaled $81,313. These general and administrative costs include $15,824 in administrative costs and services provided by RELP and OREI, and $61,501 in legal, accounting and printing costs related to SEC filings. Interest income, which totaled $836,045 during 2006, results from the investment of unspent capital contributions.

During 2007, the Partnership expects quarterly revenues to continue to grow as a result of the wells placed in service during the fourth quarter of 2006 and the first quarter of 2007. Should the offset well mentioned above prove successful and allow the sidetrack of the shut-in exploration well, revenues could increase significantly by the third and fourth quarter of 2007. Interest income is expected to decrease to less than half of the 2006 level as most of the remaining available capital is expected to be expended on the Partnership wells expected to be drilled during 2007. General and administrative costs will also increase during 2007 with the increase in the number of successful wells that have begun operations during the last quarter of 2006 and the first quarter of 2007.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2006 and 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The 15% management fee due to Reef for organization and syndication costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and syndication costs. As of December 31, 2006 and 2005, the Partnership is obligated to pay Reef $804,789, representing the portion of the management fee in excess of actual commissions and organization and syndication costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. The timing of the payment of the additional management fee is solely at the discretion of the managing general partner. To date, Reef has not recovered any of the additional management fee.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of an amount up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership's results of operations.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership's financial statements and supplementary data are set forth in a separate section to this Report, beginning on page F-1.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef's Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef's Principal Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

There have been no changes in Reef's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	50	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	59	Chief Operating Officer of RELP
H. Walt Dunagin	49	Executive Vice President—Land Manager of RELP
Laura S. Klein. Klein	47	Drilling Engineering Manager of RELP
John M. Dees	53	Vice President—Operations and Engineering of RELP
Daniel C. Sibley	55	Chief Financial Officer of Reef and of RELP
David M. Tierney	54	Controller—Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, and he also serves as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2, 2006 and previously served in this position with its predecessor entity, OREI, since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

H. Walt Dunagin is Executive Vice President—Land Manager of RELP. He has held this position with RELP since January 2, 2006 and previously served in the same position with its predecessor entity, OREI, since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A.  Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining OREI, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He has been a Certified Professional Landman since 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Laura S. Klein is Drilling Engineering Manager of RELP.  She has held this position with RELP since January 2, 2006 and previously served in the same position with its predecessor entity, OREI, since 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor's degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 25 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until joining OREI, she held the position of Senior Staff Drilling Engineer with Mobil's International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil's worldwide drilling organization. Ms. Klein's professional affiliations include the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Society of Training and Development.

John M. Dees, P.E. is Vice President-Operations and Engineering of RELP. From 1994 to 2004, Mr. Dees served as a petroleum engineering consultant with Dees Well Completions. Mr. Dees has over 30 years of industry experience. Mr. Dees has conducted well completion engineering and production operations for RELP since January 2, 2006, and was previously with RELP's predecessor entity, OREI, since 2003, when he joined it in a consulting capacity. He holds a Bachelor of Science degree in Chemistry from Southwestern Oklahoma State University and a Masters in Petroleum Engineering from the University of Oklahoma. Prior to consulting for Reef, Mr. Dees worked for Halliburton Services in fracturing fluids, fracturing research engineering, and field operations engineering, as well as for numerous oil and gas companies, including Getty Oil, Sun E&P, and Oryx Energy. Mr. Dees has published several peer-reviewed technical papers and was the inventor of several U.S. and international patents on extreme overbalancing perforating stimulation and resin formation sand control. Mr. Dees is a member of the American Chemical Society and the Society of Petroleum Engineers.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2, 2006 and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1998, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2, 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor's degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership's managing general partner, Reef, must comply with Reef's Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil and Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	15% of subscriptions
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator's per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs.  Reef purchased 5.00% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units.  Reef has a total interest in the Partnership of 15.45%.

Reef will receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and syndication costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $5,369,615. Of this amount, $4,564,826 has been paid to Reef to cover actual sales commissions and organization and syndication costs, and $804,789 has been accrued as an account payable to be paid to Reef from net cash flow of the Partnership. The Partnership recorded $5,319,615 of this amount as syndication costs, and $50,000 as organization costs.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership reimbursed Reef $571,112 and $211,176, respectively, for technical services costs which have been capitalized as project costs, and $15,824 and $29,429, respectively, for administrative costs included as general and administrative expenses.

During 2006, RELP assumed from OREI well operator status for all wells previously operated by OREI. Operator fees will be payable only if RELP or another Reef affiliate serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership paid operator fees totaling $8,791 and $3,463 to RELP and OREI. RELP (previously OREI) serves as operator for ten Partnership prospects upon which two successful and seven unsuccessful wells have been drilled to date.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2006 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	75.363	5.00%	4.45%
Reef Oil & Gas Partners, L.P. (1)	—	—	11.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

The managing general partner receives a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. In addition to this 11% interest not represented by Partnership units, Reef purchased 5% of the 1,507.260 Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. – Executive Compensation.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2006	2005
Audit fees	$44,225	$38,367
Tax fees	$615	$2,540

Fees for tax services are for review of the Partnership’s tax return.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partnership Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

	2. Financial Statement Schedules	None

3. Exhibits

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

Date: April 16, 2007	REEF GLOBAL ENERGY VI, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 16, 2007
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer (Principal Financial Officer	April 16, 2007
Daniel C. Sibley	and Principal Accounting Officer)

Reef Global Energy VI, L.P.

Financial Statements

For the Year Ended December 31, 2006 and the Period from
Inception (July 18, 2005) to December 31, 2005

Report of Independent Registered Public Accounting Firm

The Partners
Reef Global Energy VI, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VI, L.P. as of December 31, 2006 and 2005, and the related statements of operations, partnership equity, and cash flows for the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VI, L.P. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas
April 6, 2007

Reef Global Energy VI, L.P.
Balance Sheets

December 31,	2006	2005

Assets

Current assets:
Cash and cash equivalents	$15,641,945	$25,839,550
Accounts receivable from affiliates	111,508	402,095
Total current assets	15,753,453	26,241,645

Property and equipment:
Oil and gas properties, full cost method of accounting	16,815,171	1,411,666
Drilling in progress	2,030,077	2,092,026
Prepaid drilling costs	2,161,047	4,055,612
Accumulated depreciation and depletion	(8,698,588)	—
Net property and equipment	12,307,707	7,559,304

Total assets	$28,061,160	$33,800,949

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$1,948	$27,262
Accounts payable to affiliates	3,136,602	790,835
Total current liabilities	3,138,550	818,097

Noncurrent liabilities:
Accounts payable to affiliates	804,789	804,789
Asset retirement obligation	203,803	1,982
Total non-current liabilities	1,008,592	806,771

Partnership Equity
General partners	18,801,910	25,402,198
Limited partners	3,811,366	5,149,298
Managing general partner	1,300,742	1,624,585
Partnership equity	23,914,018	32,176,081

Total liabilities and partnership equity	$28,061,160	$33,800,949

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.
Statements of Operations

	Year ended December 31, 2006	Period from inception (July 18, 2005) to December 31, 2005

Revenues:
Oil and gas sales	$552,572	$—
Total revenues	552,572	—

Costs and expenses:
Lease operating expenses	55,637	—
Production taxes	39,423	—
General and administrative expenses	81,313	56,989
Organization expenses	—	50,000
Accretion of asset retirement obligation	2,568	—
Depreciation, depletion and amortization	552,848	—
Property impairment	8,145,740	—
Total costs and expenses	8,877,529	106,989

Loss from operations	(8,324,957)	(106,989)

Other income:
Interest income	836,045	218,477
Total other income	836,045	218,477

Net income (loss)	$(7,488,912)	$111,488

Net income (loss) per general partner unit	$(4,998.47)	$80.93
Net income (loss) per limited partner unit	$(4,998.47)	$81.21
Net loss per managing general partner unit	$(4,400.24)	$(59.23)

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.
Statements of Partnership Equity
For the Year Ended December 31, 2006 and the Period
from Inception (July 18, 2005) to December 31, 2005

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of syndication costs	1190.561	$25,340,995	241.336	$5,136,824	75.363	$1,636,774	1507.260	$32,114,593
Partner distributions	—	(35,150)	—	(7,125)	—	(7,725)	—	(50,000)
Net income (loss)	—	96,353	—	19,599	—	(4,464)	—	111,488
Balance at December 31, 2005	1190.561	$25,402,198	241.336	$5,149,298	75.363	$1,624,585	1507.260	$32,176,081

Distribution amount per partnership unit		$29.52		$29.52		$102.50

Balance at December 31, 2005	1190.561	$25,402,198	241.336	$5,149,298	75.363	$1,624,585	1507.260	$32,176,081
Partner contributions	—	—	—	—	—	150,472	—	150,472
Partner distributions	—	(649,304)	—	(131,619)	—	(142,700)	—	(923,623)
Net loss	—	(5,950,984)	—	(1,206,313)	—	(331,615)	—	(7,488,912)
Balance at December 31, 2006	1190.561	$18,801,910	241.336	3,811,366	75.363	$1,300,742	1507.260	$23,914,018

Distribution amount per partnership unit		$545.38		$545.38		$1,893.50

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.
Statements of Cash Flows

	2006	Period from inception (July 18, 2005) to December 31, 2005
Operating Activities
Net income (loss)	$(7,488,912)	$111,488
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	552,848	—
Property impairment	8,145,740	—
Accretion of asset retirement obligation	2,568	—
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	327,206	(374,048)
Accounts payable	(5,457)	7,405
Accounts payable to affiliates	(27,567)	27,567
Net cash provided by (used in) operating activities	1,506,426	(227,588)

Investing Activities
Property acquisition and development	(10,704,780)	(6,963,678)
Net cash used in investing activities	(10,704,780)	(6,963,678)

Financing Activities
Partner capital contributions	113,853	37,406,161
Syndication costs	(189,481)	(4,325,345)
Partner distributions	(923,623)	(50,000)
Net cash provided by (used in) financing activities	(999,251)	33,030,816

Net increase (decrease) in cash and cash equivalents	(10,197,605)	25,839,550
Cash and cash equivalents at beginning of period	25,839,550	—
Cash and cash equivalents at end of period	$15,641,945	$25,839,550

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$64,666	$28,047
Syndication costs included in accounts payable to affiliates	$—	$189,481
Syndication costs included in non-current accounts payable to affiliates	$—	$804,789
Non-cash investing transactions
Property additions included in accounts payable	$—	$19,857
Property additions included in accounts payable to affiliates	$3,136,602	$573,787
Property additions and asset retirement obligation	$199,253	$1,982

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Notes to Financial Statements

December 31, 2006

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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchases working interests in exploratory and developmental drilling prospects and drills oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef may also own interests in the wells purchased by this Partnership. In instances where Reef affiliated entities own a majority interest in a well, the well may be operated by OREI, Inc. (OREI) or Reef Exploration, L.P. (RELP), affiliates of the managing general partner. The Partnership began drilling activities during July 2005. As of December 31, 2006, the Partnership had purchased working interests in thirty-one prospects upon which forty wells in total are expected to be drilled. The Partnership expects drilling operations to continue through 2007, and developmental activities on certain prospects may continue beyond December 31, 2007.

During the year following completion of the drilling phase of the Partnership, all investor general partner units will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain expense items are allocated differently between the managing general partner and the investor partners. Cash distributions to partners of the net cash flow from interest income and oil and gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

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

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements for the period from inception (July 18, 2005) to December 31, 2005. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $5,319,615 during 2005, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the year ended December 31, 2006 and period from inception (July 18, 2005) to December 31, 2005, the Partnership recognized property impairment costs totaling $8,145,740 and $0, respectively.

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

The following table summarizes the Partnership’s asset retirement obligation for the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005.

	2006	2005
Beginning asset retirement obligation	$1,982	$—
Additions related to new properties	199,253	1,982
Accretion expense	2,568	—
Ending asset retirement obligation	$203,803	$1,982

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are recorded in the financial statements. As of December 31, 2006 and 2005, the Partnership had no gas imbalance positions.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2006, the financial reporting basis of the Partnership’s assets exceeds the tax basis of the assets by approximately $9.81 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of December 31, 2006.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157). This standard clarifies the principal that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of

SFAS No. 157 will have on our results of operations or financial condition, if any. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef formed in 2005, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI, another Reef affiliate, employed this staff of employees. On January 2, 2006, the employees of OREI were transferred to RELP. In addition, during 2006 RELP assumed from OREI well operator status for all wells previously operated by OREI. The Partnership reimburses RELP and OREI for technical and administrative services at cost. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership incurred technical services and administrative costs totaling $586,936 and $240,605, respectively. Of these amounts, $571,112 and $211,176 represent technical services costs capitalized as project costs, and $15,824 and $29,429 represent administrative costs included as general and administrative expenses.

Accounts payable to affiliates totaled $3,136,602 and $790,835 as of December 31, 2006 and 2005, respectively. RELP currently processes joint interest billings on behalf of the Partnership, and OREI processed certain joint interest charges prior to 2006. As of December 31, 2006 the Partnership owed RELP $2,569,370 in connection with drilling and operating invoices paid by RELP on behalf of the Partnership. As of December 31, 2005 the Partnership owed OREI $505,269 in connection with drilling invoices paid by OREI on behalf of the Partnership.

Accounts payable to affiliates as of December 31, 2006 and 2005 also includes $567,232 and $75,557, respectively, due RELP and OREI for technical and administrative services provided by RELP and OREI. The December 31, 2005 balance also includes $189,481 due Reef for the unpaid portion of the 15% management fee paid for organization and syndication costs, including sales commissions (see note 7), $11,427 due as reimbursement for property and administrative expenses paid by Reef, and $9,101 for expense reimbursements due OREI personnel. The Partnership settles its balances with RELP and OREI on a quarterly basis.

Non-current accounts payable to affiliates as of December 31, 2006 and 2005 total $804,789, representing the unpaid portion of the 15% management fee due Reef for organization and syndication costs, including sales commissions. The management fee is payable in two parts. Reef initially receives an amount not to exceed 13.5% to recover actual commissions and organization and syndication costs. The $804,789 represents the portion of the management fee in excess of actual commissions and organization and syndication costs, and will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current on the balance sheets presented because the initial date and timing of repayment is currently unknown.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. During the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership paid operator fees of $8,791 and $3,463 to RELP and OREI, respectively, in connection with this obligation.

Accounts receivable from affiliates totals $111,508 and $402,095 as of December 31, 2006 and 2005, respectively. The balance includes $64,666 and $28,047 due from Reef as of December 31, 2006 and 2005 in connection with Reef’s obligation to pay 1% of all leasehold, drilling, and completion costs as incurred. Reef is required to pay this 1% of costs in addition to the 4.95% of these costs it pays related to its ownership of units. At December 31, 2006, the Partnership also had a receivable of $46,842 due from Reef for reimbursement of estimated consulting fees (see below). At December 31, 2005, the Partnership had a receivable of $374,048 due from OREI for reimbursement of project costs paid by the Partnership on projects operated by OREI. The Partnership settles its balances with Reef and OREI on a quarterly basis.

Reef entered into, and allowed to expire, three agreements (the CMI Agreements) with Challenger Minerals, Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The CMI Agreements allowed Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI for the geological and geophysical services provided by CMI under the CMI Agreements. Reef has also entered into an agreement with Access Exploration Corp. (AEC), also a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement allows Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef pays AEC for the geological and geophysical services provided by AEC under this agreement. Reef may enter into additional agreements with other third parties to screen exploratory and developmental prospects.

Prospects approved for acquisition by Reef under these agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program pays Reef an estimated payment as reimbursement, on a pro rata basis, of the fees paid by Reef under these agreements. When the Program’s offering is completed, the actual fees to be reimbursed by each partnership formed as a part of the Program will be calculated based upon each partnership’s total capital contributions, and each partnership formed will either receive an additional assessment or refund of fees. Total reimbursement to Reef by the partnerships formed as a part of this Program will not exceed the actual fees paid by Reef under these agreements. This Partnership made an estimated reimbursement payment of $287,500 to Reef during 2005. The fees paid to CMI by Reef through the termination dates of the CMI Agreements in 2006 have been allocated only to partnerships in this Program formed during 2005 and 2006, and this Partnership has a receivable of $46,842 due from Reef as of December 31, 2006 in connection with the allocation of fees paid to CMI. The net payment amount of $240,658 has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

4. Prepaid Drilling Costs

As of December 31, 2006 and 2005, the Partnership has prepaid $2,161,047 and $4,055,612 in connection with intangible drilling costs to be incurred on wells in which the Partnership has a working interest and which are drilling at year-end or expected to drill during the subsequent year.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During 2006, five operators accounted for 31.9%, 14.9%, 14.2%, 11.5%, and 11.2% of the Partnership’s oil and gas revenues. As of December 31, 2005, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings. See Note 8 for a summary of the Partnership’s drilling and development plans.

7. Partnership Equity

Sales of Partnership units began on July 8, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on July 18, 2005, and the sale of Partnership units was closed on October 31, 2005. The Partnership raised $35,797,434 from the sale of 1,431.897 Partnership units to investor partners. Reef purchased 75.363 units (5%) for $1,601,464. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef paid $113,853 and $7,263 during the year ended December 31, 2006 and the period from inception (July 18, 2005) to December 31, 2005, respectively.

The Partnership has $32,150,399 available for Partnership oil and gas operations, net of the 15% management fee of $5,369,615. Of the $5,369,615 management fee, syndication costs were $5,319,615 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

8. Partnership Projects

As of December 31, 2006, the Partnership owns working interests in thirteen exploratory prospects and eighteen developmental prospects on which it expects to drill forty total wells. As of December 31, 2006, the Partnership had completed the drilling of thirteen wells on thirteen exploration prospects. Six of the wells were successful and seven of the wells were unsuccessful. One of the successful wells is currently shut-in. On one of the successful exploratory prospects the Partnership expects to drill six additional development wells, of which two additional successful wells have been drilled as of December 31, 2006. On another exploratory prospect, the Partnership expects to drill up to three additional development wells, the first of which is in progress at December 31. As of December 31, 2006, the Partnership had completed the drilling of sixteen wells on sixteen developmental prospects, and had two wells on two developmental prospects in progress. Seven wells were successful and nine were unsuccessful.

Of the fifteen successful wells drilled by the Partnership, eight were producing as of December 31, one was shut-in due to mechanical problems, and six were awaiting or undergoing completion operations.

Six budgeted developmental wells on two of the Partnership’s successful exploratory prospects remain to be drilled.

RELP assumed operator status of all wells previously operated by OREI during 2006. RELP serves as operator for ten wells drilled by the Partnership. As of December 31, 2006, six of these wells were unsuccessful, two were successful, and two were in progress.

9. Subsequent Events

Subsequent to December 31, 2006, the Partnership completed the drilling of one well in progress at year-end. The well was unsuccessful. One of the wells in progress at December 31, 2006 continues drilling, and the third is currently being tested.

10. Supplemental Information on Oil & Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The capitalized costs of oil and gas properties are as follows:

December 31,	2006	2005

Oil and gas properties:
Full cost pool	$16,815,171	$1,411,666
Drilling in progress	4,191,124	6,147,638
Total oil and gas properties	21,006,295	7,559,304
Accumulated depreciation, depletion and impairment	(8,698,588)	—
Net oil and gas property	$12,307,707	$7,559,304

Costs Incurred

Costs incurred in property acquisition, exploration, development, and production activities consisted of the following:

	2006	2005

Oil and gas properties:
Exploration costs	$7,161,011	$2,428,922
Development costs	6,086,727	5,128,400
Asset retirement obligation	199,253	1,982
Production costs	95,060	—
Total costs incurred	$13,542,051	$7,559,304

Results of Operations

The following table summarizes for the periods indicated total revenues and costs, net sales volumes of oil (including condensate) and natural gas, the average price received per barrel (BBL) of oil sold, the average price received per thousand cubic feet (MCF) of natural gas sold and the production costs per barrel of oil equivalent (BOE), using a conversion rate of 6 MCF per barrel of oil.

	2006	Period from inception (July 18, 2005) to December 31, 2005
Oil and gas properties:
Oil sales	$138,576	$—
Gas sales	413,996
Production costs	(95,060)	—
Depreciation, depletion and impairment	(8,698,588)	—
Accretion of asset retirement obligation	(2,568)	—
Results of producing activities	$(8,243,644)	$—

Oil BBL sold	2,374	—
Gas MCF sold	69,088	—
Average sales price per BBL sold	$58.37	$—
Average sales price per MCF sold	$5.99	$—
Production cost per BOE	$6.84	$—

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves as of December 31, 2006 and 2005. The definitions used are in accordance with applicable SEC regulations.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. The estimates for 2006 and for 2005 utilize the December 31 oil (NYMEX) price of $57.75 and $61.04 per barrel, respectively, and natural gas (Henry Hub) price of $5.635 and $10.08 per MMBtu, respectively, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $108,059 and $10,000 as of December 31, 2006 and 2005, respectively. All of the Partnership’s reserves are located in the United States.

The reserves in the following table are reserves owned by the Partnership. The reserves stated below include royalty interests and exclude quantities due others.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved developed reserves for properties owned by the Partnership:
Reserves at July 18, 2005	—	—	—
New discoveries	1,046	29,002	5,880
Reserves at December 31, 2005	1,046	29,002	5,880

Revisions of previous estimates	(341)	(20,676)	(3,787)
New discoveries	70,922	1,657,851	347,230
Production	(2,374)	(69,088)	(13,889)
Reserves at December 31, 2006	69,253	1,597,089	335,434

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

December 31,	2006	2005
Oil and gas properties owned by the Partnership:
Future cash inflows from sales of oil and gas	$12,047,691	$358,445
Future production costs	(1,938,343)	(41,589)
Asset retirement obligations	(306,917)	(3,016)
Future development costs	(108,059)	(10,000)
Future net cash flows	9,694,372	303,840
Effect of discounting net cash flows at 10%	(1,577,789)	(36,198)
Discounted future net cash flows	$8,116,583	$267,642

Changes in Standardized Measure of Discounted Future Net Cash flows Relating to Proved Oil and Gas Reserves

December 31,	2006	2005
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of year	$267,642	$—
Extensions and discoveries	8,510,878	267,642
Net change in sales price, net of production costs	(113,037)	—
Revisions of quantity estimates	(76,130)	—
Changes in production timing rates	(44,590)
Accretion of discount	26,764	—
Sales net of production costs	(454,944)	—
Net increase	7,848,741	267,642
Standardized measure at end of year	$8,116,583	$267,642

11. Supplementary Quarterly Financial Data (Unaudited)

Period from Inception (July 18, 2005) to December 31, 2005	3rd Qtr	4th Qtr	Totals
Total oil and gas sales	$—	$—	$—
Loss from operations	(63,028)	(43,961)	(106,989)
Net income (loss)	(13,839)	125,327	111,488
Net loss per managing general partner unit	(26.70)	(32.53)	(59.23)
Net income (loss) per general partner unit	(7.95)	88.88	80.93
Net income (loss) per limited partner unit	(9.79)	91.00	81.21

Year ended December 31, 2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total oil and gas sales	$16,478	$41,856	$141,350	$352,888	$552,572
Loss from operations	(20,378)	(35,015)	(1,608,911)	(6,660,653)	(8,324,957)
Net income (loss)	144,741	159,616	(1,378,359)	(6,414,910)	(7,488,912)
Net income (loss) per managing general partner unit	307.29	374.20	(730.43)	(4,351.30)	(4,400.24)
Net income (loss) per general partner unit	84.91	91.78	(924.17)	(4,250.99)	(4,998.47)
Net income (loss) per limited partner unit	84.91	91.78	(924.17)	(4,250.99)	(4,998.47)

The third quarter loss from operations includes property impairment expense of $1,537,239. The fourth quarter loss from operations includes property impairment expense of $6,608,501.

EXHIBIT INDEX

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52539, as filed with the SEC on March 30, 2007).

3.2	Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Form S-1, SEC File No. 333-122935, as filed with the SEC on June 24, 2005).

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