Form 10-Q
period 2007-03-31
Reef Global Energy VI, L.P.
filed 2007-05-21
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$11,001,748	$15,641,945
Accounts receivable from affiliates	49,629	111,508
Total current assets	11,051,377	15,753,453

Property and equipment:
Oil and gas properties, full cost method of accounting	22,432,279	16,815,171
Drilling in progress	1,332,367	2,030,077
Prepaid drilling costs	119,452	2,161,047
Accumulated depreciation and depletion	(15,743,364)	(8,698,588)
Net property and equipment	8,140,734	12,307,707

Total assets	$19,192,111	$28,061,160

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$209	$1,948
Accounts payable to affiliates	1,241,817	3,136,602
Total current liabilities	1,242,026	3,138,550

Noncurrent liabilities:
Accounts payable to affiliates	804,789	804,789
Asset retirement obligation	233,639	203,803
Total non-current liabilities	1,038,428	1,008,592

Partnership Equity
General partners	13,287,929	18,801,910
Limited partners	2,693,637	3,811,366
Managing general partner	930,091	1,300,742
Partnership equity	16,911,657	23,914,018

Total liabilities and partnership equity	$19,192,111	$28,061,160

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Operations

	For the three months ended March 31 (unaudited)
	2007	2006

Revenues:
Oil and gas sales	$509,731	$16,478
Total revenues	509,731	16,478

Costs and expenses:
Lease operating expenses	52,172	1,671
Production taxes	39,536	770
General and administrative expenses	35,045	25,686
Accretion of asset retirement obligation	7,397	338
Depreciation, depletion and amortization	711,644	8,391
Property impairment	6,333,132	—
Total costs and expenses	7,178,926	36,856

Loss from operations	(6,669,195)	(20,378)

Other income:
Interest income	157,205	165,119
Total other income	157,205	165,119

Net income (loss)	$(6,511,990)	$144,741

Net income (loss) per general partner unit	$(4,312,56)	$84.91
Net income (loss) per limited partner unit	$(4,312.56)	$84.91
Net income (loss) per managing general partner unit	$(4,469.70)	$307.29

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

	For the three months ended March 31,(unaudited)
	2007	2006

Operating Activities
Net income (loss)	$(6,511,990)	$144,741
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	711,644	8,391
Property impairment	6,333,132	—
Accretion of asset retirement obligation	7,397	338
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	46,842	374,048
Accounts payable	(1,739)	(7,405)
Accounts payable to affiliates	26,992	(114,422)
Net cash provided by operating activities	612,278	405,691

Investing Activities
Property acquisition and development	(4,777,141)	(894,521)
Net cash used in investing activities	(4,777,141)	(894,521)

Financing Activities
Partner capital contributions	64,666	28,047
Partner distributions	(540,000)	(150,000)
Net cash used in financing activities	(475,334)	(121,953)

Net decrease in cash and cash equivalents	(4,640,197)	(610,783)
Cash and cash equivalents at beginning of period	15,641,945	25,839,550
Cash and cash equivalents at end of period	$11,001,748	$25,228,767

Non-cash investing transactions:
Property additions included in accounts payable	$—	$29,109
Property additions included in accounts payable to affiliates	$1,214,825	$373,933
Additions to property and asset retirement obligation	$22,439	$7,289
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$49,629	$26,304

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VI, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three month periods ended March 31, 2007 and 2006, the Partnership recognized property impairment expense of $6,333,132 and $0, respectively.

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

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2007 and the year ended December 31, 2006.

	Three months ended March 31, 2007	2006
Beginning asset retirement obligation	$203,803	$1,982
Additions related to new properties	22,439	199,253
Accretion expense	7,397	2,568
Ending asset retirement obligation	$233,639	$203,803

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5% of the Partnership units. During the three month periods ended March 31, 2007 and 2006, this 1% obligation totaled $49,629 and $26,304, respectively. The Partnership settles its balances with Reef on a quarterly basis.

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three month period ended March 31, 2007, the Partnership incurred technical services costs totaling $277,186, which have been capitalized as project costs. During the three month period ended March 31, 2007, the Partnership incurred general and administrative costs totaling $15,935.

RELP processes revenues and joint interest billings on behalf of the Partnership. At March 31, 2007, the Partnership owed RELP $937,639 in connection with drilling and operating invoices, net of revenues, paid by RELP on behalf of the Partnership. At March 31, 2007, the Partnership also owed RELP $277,186 of technical services costs and $14,492 of general and administrative costs. The Partnership settles its balances with RELP on a quarterly basis. Accounts payable to affiliates at March 31, 2007 also includes $12,500 due to Reef for expenses paid by Reef on behalf of the Partnership. The Partnership settles its balances with Reef on a quarterly basis.

Accounts payable to affiliates at March 31, 2007 also includes $804,789 for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three months ended March 31, 2007 and 2006 is detailed below:

For the three months ended March 31, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(336,850)	$(4,469.70)
General partner units	1,190.561	(5,134,363)	(4,312.56)
Limited partner units	241.336	(1,040,777)	(4,312.56)

Total	1,507.260	$(6,511,990)

For the nine months ended March 31, 2006

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$23,159	$307.29
General partner units	1,190.561	101,091	84.91
Limited partner units	241.336	20,491	84.91

Total	1,507.260	$144,741

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2006 10-K.

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations and to pay for such drilling operations.

The Partnership expects to drill approximately 40 wells in total on 31 prospects purchased with the capital raised by the Partnership. The Partnership has purchased interests in 13 exploratory prospects, upon which a total of 13 exploratory and nine developmental wells are expected to be drilled, and has purchased interests in 18 developmental prospects upon which a total of 18 developmental wells are expected to be drilled. Nineteen prospects are located in Texas, 10 are located in Louisiana, one is located in Oklahoma, and one is located offshore in U.S. coastal waters in the Gulf of Mexico. Initial drilling operations have been completed on 31 prospects. The Partnership drilled six successful exploratory wells, one of which is currently shut-in, and drilled seven unsuccessful exploratory wells. Two successful developmental wells have been drilled on one of the exploratory prospects, and four more are expected to drill during 2007 and 2008.

One developmental well is currently being drilled on a second exploratory prospect, and two additional wells that are dependent upon the results of this well are included in the Partnership budget. The Partnership drilled seven successful and eleven unsuccessful developmental wells.

The Partnership operates solely in the United States. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow any amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Total borrowings cannot exceed 25% of the Partnership’s aggregate capital contributions without the approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. To date, the Partnership has chosen to fund additional developmental activity on successful prospects utilizing the original Partnership capital. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted to, but has not and is not expected to, engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2006 10-K.

Liquidity and Capital Resources

The Partnership has working capital of $9,809,351 at March 31, 2007, which includes undistributed net revenues and interest income of $439,750, leaving $9,369,601 from which to pay costs incurred during the drilling phase of operations. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the net capital contributions of $32,029,283, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, are the total amount available to the Partnership for drilling and pre-production administrative costs. Please see Item 1A of the 2006 10-K for a list of risk factors that could impact the Partnership. Interest income and net oil and gas revenues earned by the Partnership are distributed monthly to the investor partners and are not available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for developmental drilling activities on successful Partnership prospects. While the majority of this drilling is expected to take place during 2007, some of the remaining capital may not be expended until 2008.

The Partnership currently has no plans to borrow funds for additional developmental activities on successful Partnership prospects. Once the current developmental drilling plans utilizing original capital contributions have been completed, the Partnership will assess whether additional development activity is warranted. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Three Months Ended March 31, 2007 and 2006

As of March 31, 2006, the Partnership had drilled twelve wells, of which one was producing oil and gas, three were being completed, and eight were unsuccessful. The Partnership had net income totaling $144,741, which was primarily the result of earning $165,119 of interest income on invested partner capital contributions. The Partnership had a net operating loss of $20,378. Revenues from the initial productive well in the fund, which began production operations in January 2006, were $16,478. General and administrative costs totaled $25,686. General and administrative expenses were primarily professional fees paid in connection with the Partnership’s SEC reporting requirements, and administrative costs provided by RELP. Other operating costs totaled $11,170.

During the three months ended March 31, 2007, the Partnership incurred a net loss totaling $6,511,990, and incurred a net operating loss of $6,669,195. The Partnership completed the initial drilling operations during this quarter on the 31 prospects purchased with available net capital. The Partnership drilled thirteen successful and eighteen unsuccessful wells on these prospects. There are nine developmental wells scheduled to be drilled on two successful Partnership prospects, two of which have completed drilling at March 31, 2007. One of these two wells began production operations during March 2007, and the second well is expected to begin production during the second quarter. The Partnership completed drilling operations on three developmental wells during the first quarter, all of which were unsuccessful. In addition, production from three successful wells drilled during the fourth quarter of 2006 began to decline more rapidly than originally anticipated, resulting in a reduction in estimated proved reserves from those wells. This resulted in property impairment cost of $6,333,132 for the three month period ended March 31, 2007, which is the primary component of the net loss for the quarter.

Oil and gas revenues during the three month period ended March 31, 2007 were $509,731. Despite the production declines mentioned above, we expect oil and gas revenues to remain comparable to or rise slightly from first quarter levels as several of the successful wells did not produce for the entire first quarter and one well mentioned in the preceding paragraph will begin production operations this quarter. Another well is expected to complete drilling operations in late May. This well is an offset to our initial exploratory well on the Gumbo prospect. The original Gumbo prospect well produced natural gas at rates of up to 20 MMCF per day for a two month period in 2006, before experiencing a mechanical failure in late October 2006. Should the offset well prove successful, we expect the operator of this field to sidetrack the initial well into the reservoir. These two wells have the potential to have a significant impact on future operations of the fund.  During the second quarter, we expect general and administrative costs to rise due to professional fees incurred in connection with the annual audit of the Partnership. Interest income will decline as partner capital is expended on drilling operations.

Net proved oil and gas reserves at March 31, 2007 and December 31, 2006 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates for March 31, 2007 utilize the March 31 (NYMEX) price of $65.87 per barrel and natural gas (Henry Hub) price of $7.73 per MMbtu, adjusted by property for energy content, quality and transportation costs. The estimates for December 31, 2006 utilize the December 31 (NYMEX) price of $57.75 per barrel and natural gas (Henry Hub) price of $5.636 per MMbtu, adjusted by property for energy content, quality and transportation costs.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2006	69,253	1,597,089
March 31, 2007	71,793	1,039,105

The standardized measure of discounted cash flows is computed by applying the above quarter end prices, adjusted on a property by property basis for energy content, quality and transportation costs, and a discount factor of 10% to proved reserves. The standardized measure of discounted cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted cash flows
December 31, 2006	$8,116,583
March 31, 2007	$6,688,914

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership currently has no borrowings. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership is permitted to borrow monies for additional development drilling and facilities costs on Partnership prospects already drilled. Upon completion of the drilling phase of operations, should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership is affected by such changes.

Commodity Price Risk

The Partnership has not and is not expected to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Item 4T. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2006 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the 2006 10-K.

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

During the offering period ending on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1190.561 units of additional general partner interest. In addition, Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of March 31, 2007, Reef has contributed $185,781 and has accrued $49,629 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,029,283. These net capital contributions plus the 1% Reef contribution described above are the total amount available to the Partnership for drilling and pre-production administrative costs. As of March 31, 2007, the Partnership had expended $23,660,427 on property acquisitions and prepayments and $138,302 on general and administrative expenses, including amounts in accounts payable at March 31, 2007.

The Partnership intends to utilize all remaining available Partnership capital for oil and gas activities during 2007 and 2008.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 21, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 21, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)