Form 10-Q
period 2007-06-30
Reef Global Energy VI, L.P.
filed 2007-08-20
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	June 30,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$8,365,349	$15,641,945
Accounts receivable from affiliates	528,564	111,508
Total current assets	8,893,913	15,753,453

Property and equipment:
Oil and gas properties, full cost method of accounting	23,463,670	16,815,171
Drilling in progress	1,471,722	2,030,077
Prepaid drilling costs	84,521	2,161,047
Accumulated depreciation and depletion	(19,640,948)	(8,698,588)
Net property and equipment	5,378,965	12,307,707

Total assets	$14,272,878	$28,061,160

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$564	$1,948
Accounts payable to affiliates	134,246	3,136,602
Total current liabilities	134,810	3,138,550

Noncurrent liabilities:
Accounts payable to affiliates	804,789	804,789
Asset retirement obligation	247,589	203,803
Total non-current liabilities	1,052,378	1,008,592

Partnership Equity
General partners	10,296,823	18,801,910
Limited partners	2,087,317	3,811,366
Managing general partner	701,550	1,300,742
Partnership equity	13,085,690	23,914,018

Total liabilities and partnership equity	$14,272,878	$28,061,160

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2007	2006	2007	2006

Revenues:
Oil and gas income	$862,040	$41,856	$1,371,771	$58,334
Total revenues	862,040	41,856	1,371,771	58,334

Costs and expenses:
Lease operating	78,454	4,419	130,626	6,090
Production taxes	55,624	2,716	95,160	3,486
General and administrative	78,300	32,105	113,345	57,791
Accretion of asset retirement obligation	13,950	242	21,347	580
Depreciation, depletion and amortization	764,470	37,389	1,476,114	45,780
Property impairment	3,133,114	—	9,466,246	—
Total costs and expenses	4,123,912	76,871	11,302,838	113,727

Loss from operations	(3,261,872)	(35,015)	(9,931,067)	(55,393)

Other income:
Interest income	118,545	194,631	275,750	359,750
Total other income	118,545	194,631	275,750	359,750

Net income (loss)	$(3,143,327)	$159,616	$(9,655,317)	$304,357

Net income (loss) per general partner unit	$(2,109.20)	$91.78	$(6,421.76)	$176.69
Net income (loss) per limited partner unit	$(2,109.20)	$91.78	$(6,421.76)	$176.69
Net income (loss) per managing general partner unit	$(1,634.30)	$374.20	$(6,104.00)	$681.49

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30, (unaudited)
	2007	2006

Operating Activities
Net income (loss)	$(9,655,317)	$304,357
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,476,114	45,780
Property impairment	9,466,246	—
Accretion of asset retirement obligation	21,347	580
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(481,611)	374,048
Accounts payable	(1,384)	(3,354)
Accounts payable to affiliates	37,420	(212,617)
Net cash provided by operating activities	862,815	508,794

Investing Activities
Property acquisition and development	(7,030,955)	(1,923,084)
Net cash used in investing activities	(7,030,955)	(1,923,084)

Financing Activities
Partner capital contributions	114,294	54,351
Partner distributions	(1,222,750)	(312,650)
Net cash used in financing activities	(1,108,456)	(258,299)

Net decrease in cash and cash equivalents	(7,276,596)	(1,672,589)
Cash and cash equivalents at beginning of period	15,641,945	25,839,550
Cash and cash equivalents at end of period	$8,365,349	$24,166,961

Non-cash investing transactions:
Property additions included in accounts payable	$—	$53,659
Property additions included in accounts payable to affiliates	$96,826	$368,586
Additions to property and asset retirement obligation	$22,439	$15,394
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$111	$30,214

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VI, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and six month periods ended June 30, 2007, the Partnership recognized property impairment expense of $3,133,114 and $9,466,246, respectively.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2007 and the year ended December 31, 2006.

	Six months ended June 30, 2007	2006
Beginning asset retirement obligation	$203,803	$1,982
Additions related to new properties	22,439	199,253
Accretion expense	21,347	2,568
Ending asset retirement obligation	$247,589	$203,803

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the three and six month periods ended June 30, 2007, this 1% obligation totaled $111 and $49,740, respectively. The Partnership settles its balances with Reef on a quarterly basis.

Reef Exploration, L.P. (RELP), an affiliate of Reef, processes revenues and joint interest billings on behalf of the Partnership. At June 30, 2007, RELP owed the Partnership $528,453 for net revenues processed by RELP in excess of joint interest billings paid by RELP on behalf of the Partnership.  The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2007, the Partnership incurred technical services costs totaling $96,826 and $374,012, which have been capitalized as project costs, and incurred general and administrative costs totaling $37,420 and $53,355. Accounts payable to affiliates at June 30, 2007 includes the $96,826 of technical services costs and the $37,420 of administrative costs.

Accounts payable to affiliates at June 30, 2007 also includes $804,789 for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and syndication costs as incurred. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2007 is detailed below:

For the three months ended June 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(123,166)	$(1,634.30)
General partner units	1,190.561	(2,511,134)	(2,109.20)
Limited partner units	241.336	(509,027)	(2,109.20)

Total	1,507.260	$(3,143,327)

For the six months ended June 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(460,016)	$(6,104.00)
General partner units	1,190.561	(7,645,497)	(6,421.76)
Limited partner units	241.336	(1,549,804)	(6,421.76)

Total	1,507.260	$(9,655,317)

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus and prospectus supplement each dated July 8, 2005. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership’s capital has been used to purchase prospects upon which the Partnership has and will conduct drilling operations, and to pay for such drilling operations.

The Partnership expects to drill approximately 48 wells in total on 34 prospects purchased with the capital raised by the Partnership. These wells are currently expected to comprise the drilling phase of Partnership operations, and utilize all of the initial capital raised by the Partnership. It is expected that all of these wells will have been drilled or will be drilling by the end of 2007. During the second quarter the Partnership purchased interests in one exploratory and two developmental prospects upon which it expects to drill one exploratory well and 9 developmental wells. The Partnership has purchased interests in 14 exploratory prospects, upon which a total of 14 exploratory and seven developmental wells are expected to be drilled, and has purchased interests in 20 developmental prospects upon which a total of 27 developmental wells are expected to be drilled. Twenty prospects are located in Texas, 10 are located in Louisiana, one is located in Oklahoma, one is located in New Mexico, and two are located offshore in United States coastal waters in the Gulf of Mexico.

To date, initial drilling operations have been completed on 33 prospects. The Partnership drilled seven successful exploratory wells, one of which is currently shut-in and one of which is awaiting completion operations, and drilled seven unsuccessful exploratory wells. Four successful developmental wells have been drilled on one of the exploratory prospects, and two more are currently drilling. One developmental well was drilled on a second exploratory prospect during the second quarter of 2007, and, after a review of well logs and geologic data, is expected to be sidetracked to a new bottom hole location during the last half of the year.  The Partnership has drilled eight successful and eleven unsuccessful developmental wells, and is currently drilling the initial well on a developmental prospect purchased during the second quarter. Eight developmental wells in total are expected to be drilled on this prospect during the last half of 2007.

The Partnership operates solely in the United States. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow any amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Total borrowings cannot exceed 25% of the Partnership’s aggregate capital contributions without the approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. To date, the Partnership has chosen to fund additional developmental activity on successful prospects utilizing the original Partnership capital. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but has not and is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2006 10-K.

Liquidity and Capital Resources

The Partnership has working capital of $8,759,103 at June 30, 2007, which includes $624,051 of net revenues and interest income which will be distributed to partners. Deferred organization and offering costs payable to Reef total $804,789, leaving $7,330,263 from which to pay costs incurred during the drilling phase of operations. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the net capital contributions of $32,029,283, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, are the total amount available to the Partnership for drilling and pre-production administrative costs. Please see Item IA of the 2006 10-K for a list of risk factors that could impact the Partnership. Interest income and net oil and gas revenues earned by the Partnership are distributed monthly to the investor partners and are not available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for drilling activities during the remainder of 2007.  The Partnership expects to participate in the drilling of approximately 48 wells in total.

To date, the Partnership has chosen to fund additional developmental activity on successful prospects utilizing the original Partnership capital. After initial drilling operations are completed, the Partnership will assess whether additional development activity is warranted which may require the Partnership to borrow funds. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The Partnership incurred a net loss of $3,143,327 during the three month period ended June 30, 2007, compared to net income of $159,616 for the three month period ended June 30, 2006.

The Partnership was in the initial stages of its drilling operations and had only three productive wells during the second quarter of 2006. Partnership net income of $159,616 was largely the result of interest income of $194,631 earned on unspent partner capital. The Partnership also had oil and gas revenues of $41,856 from one well which produced for the entire quarter and two other wells that began production during May 2006.

During the second quarter of 2007, two successful developmental wells were drilled and completed on the Partnership’s Sugg Ranch exploratory prospect, and drilling began on two more developmental wells on this prospect. The two successful wells began production operations during the second quarter along with another well which was drilled on the Sugg Ranch prospect during the first quarter of 2007. The addition of these three wells, combined with the fact that the Partnership had a full quarter of production from its most successful well to date, the Robertson #1 well, which began producing at the end of January, caused oil and gas revenues to increase from $509,731 during the first quarter to $862,040 during the second quarter. The Partnership had sixteen productive wells during the second quarter. The Partnership does not expect significant increases in revenues until the wells discussed below begin production operations.

Two additional Sugg Ranch wells being drilled this quarter are not expected to begin production operations until late September or October. The Partnership also completed drilling operations on the exploratory prospect and one of the two developmental prospects purchased during the second quarter. The exploratory well, located offshore in the Gulf of Mexico, appears to be a successful well, but completion operations have not yet commenced. The developmental well has been completed, but wet weather in South Texas has delayed the construction of a pipeline and the well is not expected to begin production operations until late August. The Partnership purchased another developmental prospect in New Mexico during the second quarter and is currently drilling the first of what is expected to be eight developmental wells on this prospect. We do not expect initial oil and gas production on any of these wells until the fourth quarter.

The Partnership took property impairment costs totaling $3,133,114 during the second quarter, which is the major component of the $3,143,327 loss incurred during the quarter. The property impairment was the result of major downward revisions in the estimated reserves of four Partnership wells which began production within the past six months. The analysis of production rates, decline rates, and pressure data from these wells during their first few months of operations caused these engineering revisions during this quarter.

The Partnership has one non-operated well which finished drilling operations during the second quarter but has not been completed. After a review of well logs and other geologic data, a proposal to sidetrack the well approximately 2500’ to a new bottom hole location has been received, and the work is expected to begin prior to November 2007. The Partnership does not currently anticipate any further property impairment costs unless this well is unsuccessful. Partnership reserves are expected to increase during the third quarter as a result of the developmental wells which should begin production operations during the third and fourth quarters.

Three Months Ended June 30, 2007 and 2006

The Partnership incurred a net loss of $9,655,317 during the six month period ended June 30, 2007, compared to net income of $304,357 for the six month period ended June 30, 2006.

As of June 30, 2006, the Partnership had three productive wells, two of which began production operations during the second quarter of 2006, and one of which began production operations during the first quarter of 2006. Partnership net income of $304,357 was largely the result of interest income of $359,750 earned on unspent partner capital. The Partnership also had $58,334 of oil and gas revenues from these three wells.

The Partnership currently has sixteen productive wells, four additional wells expected to begin production operations before year end, and is participating in an eight well developmental project in New Mexico during the last half of 2007. During the first half of 2007 the Partnership added reserves from three successful developmental wells drilled on its Sugg Ranch exploratory prospect. However, the Partnership took property impairment costs totaling $9,466,246. This impairment was largely due to two factors. First, the Partnership incurred approximately $4.06 million of costs during the first quarter associated with the drilling of three unsuccessful wells. Secondly, the reserves of four Partnership properties which began production within the past six months were reduced by approximately $5.12 million. The analysis of production rates, decline rates, and pressure data from these wells during their first few months of operations caused these engineering revisions. This impairment cost was the biggest factor in the $9,655,317 net loss for the six months ended June 30, 2007. Oil & gas revenues totaled $1,371,771 during the first six months of 2007, and the Partnership expects oil and gas revenues will increase during the second half of the year. General and administrative costs of $113,345 incurred during the first half of 2007 should also slowly increase, primarily due to increased general and administrative costs paid to RELP associated with the increased levels of operational activity.

Net proved oil and gas reserves at June 30, 2007 and December 31, 2006 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at June 30, 2007 use closing NYMEX prices of $70.68 per barrel and $6.77 per MMbtu, adjusted by property for energy content, quality and transportation costs. The estimates of proved at December 31, 2006 use closing NYMEX prices of $57.75 per barrel and $5.635 per MMbtu, adjusted by property for energy content, quality and transportation costs.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2006	69,253	1,597,089
June 30, 2007	51,716	722,372

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

As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

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

During the offering period ending on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1190.561 units of additional general partner interest.  Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of June 30, 2007, Reef has contributed $235,410 and has accrued $111 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,029,283 available for Partnership oil and gas operations. These net capital contributions plus the 1% Reef contribution described above, which totals $235,521 at June 30, 2007, are the total amount available to the Partnership for drilling and pre-production administrative costs. As of June 30, 2007, the Partnership had expended $24,796,239 on property acquisitions and prepayments and $138,302 on general and administrative expenses, including amounts in accounts payable at June 30, 2007.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 20, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 20, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)