Form 10-Q
period 2007-09-30
Reef Global Energy VI, L.P.
filed 2007-11-19
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, the registrant had 75.363 units held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,683,644	$15,641,945
Accounts receivable from affiliates	46,119	111,508
Total current assets	4,729,763	15,753,453

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,161,271 and $8,698,588	9,398,888	8,116,583
Unproved properties	548,452	2,030,077
Net oil and gas properties	9,947,340	10,146,660

Other assets:
Prepaid drilling costs	273,179	2,161,047
Total other assets	273,179	2,161,047

Total assets	$14,950,282	$28,061,160

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$1,166	$1,948
Accounts payable to affiliates	1,225,166	3,136,602
Total current liabilities	1,226,332	3,138,550

Noncurrent liabilities:
Accounts payable to affiliates	604,789	804,789
Asset retirement obligation	288,317	203,803
Total non-current liabilities	893,106	1,008,592

Partnership Equity
General partners	10,045,284	18,801,910
Limited partners	2,036,328	3,811,366
Managing general partner	749,232	1,300,742
Partnership equity	12,830,844	23,914,018

Total liabilities and partnership equity	$14,950,282	$28,061,160

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2007	2006	2007	2006
Revenues:
Oil and gas income	$1,151,705	$141,350	$2,523,476	$199,684
Total revenues	1,151,705	141,350	2,523,476	199,684

Costs and expenses:
Lease operating	152,708	24,816	283,334	30,906
Production taxes	73,106	9,838	168,266	13,324
Accretion of asset retirement obligation	9,563	(199)	30,910	381
Depreciation, depletion and amortization	520,323	125,967	1,996,437	171,747
Property impairment	—	1,537,239	9,466,246	1,537,239
General and administrative	42,663	52,600	156,008	110,391
Total costs and expenses	798,363	1,750,261	12,101,201	1,863,988

Income (loss) from operations	353,342	(1,608,911)	(9,577,725)	(1,664,304)

Other income:
Interest income	73,693	230,552	349,443	590,302
Total other income	73,693	230,552	349,443	590,302

Net income (loss)	$427,035	$(1,378,359)	$(9,228,282)	$(1,074,002)

Net income (loss) per general partner unit	$218.59	$(924.17)	$(6,203.17)	$(747.48)
Net income (loss) per limited partner unit	$218.59	$(924.17)	$(6,203.17)	$(747.48)
Net income (loss) per managing general partner unit	$1,513.19	$(730.43)	$(4,590.81)	$(48.94)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2007	2006
Operating Activities
Net loss	$(9,228,282)	$(1,074,002)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,996,437	171,747
Property impairment	9,466,246	1,537,239
Accretion of asset retirement obligation	30,910	381
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in other assets	1,887,868	3,043,755
Changes in operating assets and liabilities:
Accounts receivable	—	(33,327)
Accounts receivable from affiliates	46,842	374,048
Accounts payable	(782)	(6,981)
Accounts payable to affiliates	32,430	(178,012)
Net cash provided by operating activities	4,231,669	3,834,848

Investing Activities
Property acquisition and development	(13,353,625)	(7,785,892)
Net cash used in investing activities	(13,353,625)	(7,785,892)

Financing Activities
Partner capital contributions	114,405	84,565
Partner distributions	(1,950,750)	(518,623)
Net cash used in financing activities	(1,836,345)	(434,058)

Net decrease in cash and cash equivalents	(10,958,301)	(4,385,102)
Cash and cash equivalents at beginning of period	15,641,945	25,839,550
Cash and cash equivalents at end of period	$4,683,644	$21,454,448

Non-cash investing transactions:
Property additions included in accounts payable	$—	$32,995
Property additions included in accounts payable to affiliates	$992,736	$972,307
Property additions and asset retirement obligation	$53,604	$75,068
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$46,119	$29,288

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VI, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist primarily of drilling costs in progress on wells drilling for unproved reserves. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. During the three and nine month periods ended September 30, 2007, the Partnership recognized property impairment expense of $0 and $9,466,246.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	Nine months ended September 30, 2007	2006
Beginning asset retirement obligation	$203,803	$1,982
Additions related to new properties	53,604	199,253
Accretion expense	30,910	2,568
Ending asset retirement obligation	$288,317	$203,803

Reclassifications

Certain information provided for prior years has been reclassified to conform to the 2007 financial statement presentation.

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the three and nine month periods ended September 30, 2007, this 1% obligation totaled $46,119 and $95,858, respectively. The Partnership settles its balances with Reef on a quarterly basis.

Reef Exploration, L.P. (RELP), an affiliate of Reef, processes revenues and joint interest billings on behalf of the Partnership. At September 30, 2007, the Partnership owed RELP $703,237 for net drilling and operating invoices in excess of net revenues processed by RELP on behalf of the Partnership.  The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2007, the Partnership incurred technical services costs totaling $289,500 and $663,512, which have been capitalized as project costs, and incurred general and administrative costs totaling $29,339 and $82,694. At September 30, 2007, the Partnership owed RELP $321,929, consisting primarily of third quarter technical services and administrative costs.

Accounts payable to affiliates at September 30, 2007 also includes $804,789 for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. Of this amount, $200,000 is classified as a current liability and $604,789 as a long-term liability. The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The $200,000 represents the portion of the fee the Partnership expects to pay Reef from cash flows available for distribution during the next twelve months.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2007 is detailed below:

For the three months ended September 30, 2007

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$114,039	$1,513,19
General partner units	1,190.561	260,242	$218.59
Limited partner units	241.336	52,754	$218.59
Total	1,507.260	$427,035

For the nine months ended September 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(345,977)	$(4,590.81)
General partner units	1,190.561	(7,385,255)	$(6,203.17)
Limited partner units	241.336	(1,497,050)	$(6,203.17)
Total	1,507.260	$(9,228,282)

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

The Partnership expects to drill 48 wells in total on 34 prospects purchased with the capital raised by the Partnership. These wells are expected to comprise the drilling phase of Partnership operations, and utilize all of the initial capital raised by the Partnership. It is expected that all of these wells will have completed drilling operations by the end of 2007. The Partnership did not purchase working interests in any additional prospects during the third quarter of 2007, and does not expect to purchase working interests in any additional prospects. Prior to this quarter, the Partnership purchased working interests in 14 exploratory prospects for approximately $1.23 million, upon which a total of 14 exploratory and seven developmental wells are expected to be drilled. The Partnership purchased working interests in 20 developmental prospects for approximately $1.60 million, upon which a total of 27 developmental wells are expected to be drilled. The Partnership has twenty prospects located in Texas, ten in Louisiana, one in Oklahoma, one in New Mexico, and two in United States coastal waters in the Gulf of Mexico.

At September 30, initial drilling operations have been completed on all 34 prospects, and development drilling operations are ongoing on certain prospects. The Partnership drilled seven successful exploratory wells, one of which is currently shut-in, one of which has been plugged and abandoned, and one of which is currently being completed, and drilled seven unsuccessful exploratory wells. Five successful developmental wells have been drilled on one of the exploratory prospects, and one is currently drilling. One developmental well was drilled on a second exploratory prospect during the second quarter of 2007, and, after a review of well logs and geologic data, a proposal to side-track the well approximately 2,500 feet from its current bottom hole location was made. Side-track operations have commenced and are expected to be completed in late December 2007. The Partnership has drilled eleven successful and eleven unsuccessful developmental wells, and expects to drill five additional developmental wells on its Sand Dunes prospect in Eddy County, New Mexico during the fourth quarter. All 48 wells are expected to complete drilling operations by December 31, 2007.

During the third quarter, the Partnership completed drilling operations on one successful developmental well in its Sugg Ranch prospect in Sterling County, Texas, and three successful wells in its Sand Dunes prospect in Eddy County, New Mexico. The Sugg Ranch well began production operations during the third quarter and the three Sand Dunes wells are expected to begin producing in late November, after construction of a gas sales pipeline is completed. The Partnership completed the HBR Big Gas Unit #1 well (Troon Prospect) in Galveston County, Texas during the quarter and it began production operations in September 2007.

One additional Sugg Ranch developmental well and five additional Sand Dunes developmental wells are being drilled during the fourth quarter. If successful, these wells are all expected to begin production during late November and December 2007. In addition, the side-track drilling operations on the partnership’s Gumbo II prospect in Terrebonne Parish, Louisiana are expected to be completed in late December. If successful, completion operations will begin in early 2008. The exploratory well currently being completed in the Partnership’s Dolphin B prospect located in United States coastal waters in the Gulf of Mexico, if successful, is not expected to begin producing operations until early 2008.

The Partnership operates solely in the United States. RELP and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. The Partnership has twenty prospects located in Texas, ten in Louisiana, one in Oklahoma, one in New Mexico, and two in United States coastal waters in the Gulf of Mexico.

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

Liquidity and Capital Resources

During the offering period ended October 31, 2005, the Partnership raised $35,797,434 from the sale of 1,431.897 Partnership units to investor partners. Reef purchased 5% of the total partnership units (75.363 units) for $1,601,464. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of September 30, 2007, Reef has contributed $235,521 and accrued $46,119 in connection with its obligation to pay 1% of such costs. Organization and offering costs totaled $5,369,615, leaving the Partnership $32,310,923 for drilling operations and pre-production administrative costs. These funds are expected to be expended over a period of approximately 30-36 months beginning in July 2005.

To date, the Partnership has acquired working interests in twenty developmental prospects with a total of twenty-seven planned wells having aggregate estimated costs of $14.941 million. The Partnership has also acquired working interests in fourteen exploratory prospects with a total of fourteen planned exploratory and seven planned development wells having aggregate estimated costs of $16.926 million. Estimated pre-production administrative costs incurred were $0.138 million. The Partnership acquired its final prospect working interest during the second quarter of 2007. Drilling operations are winding down and all forty-eight Partnership wells are expected to have completed drilling operations by December 31, 2007. During this quarter, the Partnership completed drilling operations on one successful developmental well in its Sugg Ranch prospect in Sterling County, Texas, and three successful wells in its Sand Dunes prospect in Eddy County, New Mexico. The Sugg Ranch well began production operations during the third quarter and the three Sand Dunes wells are expected to begin producing in late November, after construction of a gas sales pipeline is completed. The Partnership completed the HBR Big Gas Unit #1 well (Troon Prospect) in Galveston County, Texas during the quarter and it began production operations in September 2007.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

The Partnership has working capital of $3,503,431 at September 30, 2007, which includes $579,809 of interest income and net revenues available for distribution to investor partners, $604,789 of deferred organization and offering costs due Reef, and $2,318,833 available for drilling operations. The Partnership has expended $29,992,090 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. The Partnership will expend substantially all of these funds during the fourth quarter. Subsequent to its drilling phase, the Partnership will have minimal working capital, primarily consisting of cash and accounts receivable from oil and gas sales, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Partnership net income totaled $427,035 during the three month period ended September 30, 2007, compared to a net loss of $1,378,359 for the three month period ended September 30, 2006.

Partnership oil and gas drilling activities began during the third quarter of 2005 and are expected to continue through December 2007. At September 30, 2006, the Partnership had only four productive wells, and oil and gas revenues for the third quarter totaled $141,350. Cash flow from operations totaled $54,096. The net loss of $1,378,359 was primarily the result of an impairment charge of $1,537,239, which resulted from a substantial negative adjustment to the initial reserve estimates on the Partnership’s KK Westervelt #2 (Gumbo prospect) well, in which the Partnership holds a 5% working interest. This non-operated well began production operations in August 2006 but rapid pressure declines indicating a much smaller reservoir caused an adjustment to estimated reserves.

During the third quarter of 2007, the Partnership had oil and gas production from eighteen successful wells. One of these wells, the VO Thomas Heirs #1 in St. Martin Parish, Louisiana, ceased production during the quarter and will be plugged and abandoned. The well contributed 0.6% of third quarter oil and gas revenues. During this quarter, one additional well in the Sugg Ranch prospect and the HBR Big Gas Unit #1 well (Troon Prospect) in Galveston County, Texas began production operations. The Partnership owns a 35.4% working interest in the HBR Big Gas Unit #1 well, and the initial results from the well have been extremely encouraging, with production levels holding in excess of 100 barrels of oil and 2.5 million cubic feet of natural gas per day. The Partnership also benefited from increases in crude oil prices, which have continued to escalate during the fourth quarter. Consequently, Partnership oil and gas revenues for the third quarter of 2007 totaled $1,151,705 compared to $509,731 and $862,040 during the first two quarters of 2007. The Troon prospect discovery and oil price increases led to the Partnership having no impairment charge for the current quarter, and the Partnership experienced its first quarter this year with net income, which totaled $427,035. We expect even higher production volumes and prices during the fourth quarter.

Interest income continues its sharp decline as investor capital contributions are expended on oil and gas drilling operations. We expect drilling operations to be completed at December 31, 2007. During the first three quarters of 2007, interest income has totaled $157,205, $118,545, and $73,693, respectively. A similar decline is expected during the fourth quarter, after which we expect minimal interest income during 2008. General and administrative costs totaled $42,663 during the third quarter. This amount is expected to rise next quarter as a result of expenditures related to year-end process improvement and compliance projects, and as a result of increased administrative charges by RELP as the Partnership adds productive wells.

The Partnership currently has three wells on its Sand Dunes prospect in Eddy County, New Mexico which are expected to begin production operations during the fourth quarter, and has five additional wells on this prospect which will be drilled during the fourth quarter and which, if capable of commercial production, are expected to begin production operations late in the fourth quarter. The seventh well on the partnership’s Sugg Ranch prospect in Sterling County, Texas is also drilling and, if capable of commercial production, is also expected to begin production operations late in the fourth quarter. The Dolphin B well, an exploratory well located in United States coastal waters in the Gulf of Mexico, is currently being completed and is expected to be operational in January 2008. Finally, the KK Westervelt #1 side-track well (Gumbo prospect), is expected to finish drilling operations in late December and, if successful, be completed during the first quarter of 2008. The Partnership’s future results from operations could improve significantly depending upon the final results of all these projects.

Nine Months Ended September 30, 2007 and 2006

The Partnership incurred a net loss of $9,228,282 during the nine month period ended September 30, 2007, compared to a net loss of $1,074,002 for the nine month period ended September 30, 2006.

As of September 30, 2006, the Partnership had four productive wells and had in excess of $21,000,000 of unspent investor capital. Interest income on unspent investor capital accounted for 74.7% of the total of interest income and oil and gas revenues.  Oil and gas revenues for the nine months ended September 30, 2006 totaled $199,684. The net loss of $1,074,002 was primarily the result of an impairment charge of $1,537,239 incurred during the third quarter, which resulted from a substantial negative adjustment to the initial reserve estimates on the Partnership’s KK Westervelt #2 (Gumbo prospect) well, in which the Partnership holds a 5% working interest. This non-operated well began production operations in August 2006 but rapid pressure declines indicating a much smaller reservoir caused an adjustment to estimated reserves.

The Partnership had a net loss of $9,228,282 during the nine month period ended September 30, 2007. During the first two quarters of the year the Partnership had impairment charges totaling $9,466,246. Approximately $4.1 million of the impairment charge was related to unsuccessful well costs, and the remainder was the result of significant reserve reductions on four Partnership wells which began production in late 2006 and early 2007. The Partnership had no impairment charges during the third quarter, and currently does not anticipate any further impairment charges during 2007. The Partnership had eighteen productive wells during the first nine months of 2007, one of which has ceased production and which will be plugged and abandoned. This well contributed 1.45% of total Partnership oil and gas revenues for the first nine months of 2007. Oil and gas sales have been climbing each quarter of 2007, and are expected to continue to increase during the fourth quarter. Future results could also be significantly impacted by the results of drilling operations during the fourth quarter. These drilling operations are described below.

As investor capital has been expended on drilling operations, interest income has declined. Interest income was $590,302 for the first nine months of 2006, compared to $349,443 during the first nine months of 2007. Only $73,693 of this $349,443 was received during the third quarter. General and administrative costs totaled $156,008 for the first nine months of 2007, compared to $110,391 for the first nine months of 2006. General and administrative cost paid to RELP totaled $82,694 during the first nine months of 2007 compared to $15,878 during the first nine months of 2006, and are directly related to the additional administrative costs incurred by RELP as Partnership operations increase. Fourth quarter general and administrative costs are expected to rise above third quarter levels as a result of expenditures related to year-end process improvement and compliance projects, and as a result of increased administrative charges by RELP as the Partnership adds productive wells.

The Partnership currently has three wells on its Sand Dunes prospect in Eddy County, New Mexico which are expected to begin production operations during the fourth quarter, and has five additional wells on this prospect which will be drilled during the fourth quarter and which, if capable of commercial production, are expected to begin production operations late in the fourth quarter. The seventh well on the partnership’s Sugg Ranch prospect in Sterling County, Texas is also drilling and, if capable of commercial production, is also expected to begin production operations late in the fourth quarter. The Dolphin B well, an exploratory well located in United States coastal waters in the Gulf of Mexico, is currently being completed and is expected to be operational in January 2008. Finally, the KK Westervelt #1 side-track well (Gumbo prospect), is expected to finish drilling operations in late December and, if successful, be completed during the first quarter of 2008. The Partnership’s future results from operations could improve significantly depending upon the final results of all these projects.

Net proved reserves of the Partnership include proved developed producing reserves, proved developed non-producing reserves, and proved undeveloped reserves. Total net proved oil and gas reserves at September 30, 2007 and December 31, 2006 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at September 30, 2007 use closing NYMEX prices of $81.66 per barrel and $6.87 per mmBtu, adjusted by property for energy content, quality and transportation costs. The estimates of proved reserves at December 31, 2006 use closing NYMEX prices of $57.75 per barrel and $5.635 per mmBtu, adjusted by property for energy content, quality and transportation costs.  Additional development costs required to recover these proved reserves are estimated at approximately $1.09 million as of September 30, 2007. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2006	69,253	1,597,089
September 30, 2007	162,393	2,004,903

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

Assuming the production levels we attained during the nine months ended September 30, 2007, a 10% change in the price received for our crude oil would have had an approximate $85,000 impact on our oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $167,000 impact on our natural gas revenues.

Item 4. Controls and Procedures

The Partnership, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.

Based on that evaluation, the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective  to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding required disclosure. During our fiscal quarter ended September 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $37,398,898. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of September 30, 2007, Reef has contributed $235,521 and has accrued $46,119 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,310,923 available for Partnership oil and gas operations. As of September 30, 2007, the Partnership had expended $29,853,772 on property acquisitions and prepayments and $138,318 on pre-production administrative costs, including amounts in accounts payable at September 30, 2007. The Partnership intends to utilize substantially all remaining available Partnership capital for oil and gas activities by December 31, 2007.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	November 19, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	November 19, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)