Form 10-K
period 2007-12-31
Reef Global Energy VI, L.P.
filed 2008-04-15
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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
Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐         Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2008, the registrant had 75.363 units of general partner interest held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VI, L.P.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Introduction

Reef Global Energy VI, L.P. (the “Partnership”) is the first in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the “Program”). The Partnership was formed in the state of Nevada on July 18, 2005.  The Partnership purchases working interests in oil and natural gas prospects and participates in the drilling of wells on those prospects. The primary objectives of the Partnership are to generate revenue from the production of oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects upon which it has drilled twenty-seven wells. The Partnership purchased working interests in fourteen exploratory prospects upon which it has drilled fourteen exploratory and eight developmental wells. These prospects are located onshore in Texas, Louisiana, Oklahoma, and New Mexico and in U.S. coastal waters in the Gulf of Mexico. At December 31, 2007, forty-five wells had completed drilling operations, and the remaining four wells completed drilling operations during the first quarter of 2008. The Partnership has no plans to purchase additional prospects. Additional wells may be drilled on the Partnership’s Sand Dunes prospect in Eddy County, New Mexico.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In such cases where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect has been large enough, Reef Exploration, L.P. (“RELP”) or its predecessor OREI, Inc. (“OREI”) has served as operator of the prospect. During 2006, OREI transferred operator status of all prospects operated by OREI to RELP. RELP serves as operator of eight developmental and four exploratory Partnership prospects. RELP operates one successful well located on one developmental prospect, operates two successful wells located on two exploratory prospects, and operates eight wells on the Partnership’s Sand Dunes developmental prospect, four of which are undergoing extended testing and evaluation in order to determine their potential commercial productivity, and four of which are temporarily shut-in due to the high cost associated with salt water disposal and generator rental.  In this Annual Report on Form 10-K (“Annual Report”), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

•	Reef’s ability to select productive prospects;
•	the drilling and completion of wells in an economical manner;
•	the successful management of prospects;
•	the level of oil and natural gas prices in the future;
•	the degree of governmental regulation over the production and sale of oil and natural gas;
•	the future economic conditions in the United States and throughout the world; and
•	changes in the U.S. Internal Revenue Code of 1986 (the “Code”).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives.  In addition, distributions to partners will decrease over time because oil and natural gas wells are depleting assets, and production rates will decline over the life of an individual well.  Distribution levels will also be highly dependent upon oil and natural gas prices. Distributions will be partially sheltered by the percentage depletion allowance.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in eight developmental and four exploratory prospects internally sourced by RELP, and twelve developmental and ten exploratory prospects generated by and purchased from third parties. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

Prospects were evaluated utilizing data generated by RELP or provided by unaffiliated third parties to RELP. This data included well logs, production records from other area wells, seismic, geological and geophysical information, and such other information available and considered useful. Prospects in which the Partnership purchased a working interest were evaluated by petroleum engineers, geophysicists, geologists, and other technical consultants employed by or retained by RELP on the Partnership’s behalf.

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance of a prospect.  A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately. The Partnership’s limited partnership agreement (the “Partnership Agreement”) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership is a non-operator working interest owner in all prospects purchased by the Partnership. RELP serves as operator for eight developmental and four exploratory prospects purchased by the Partnership.

Consulting Agreements for Prospect Acquisitions

Reef entered into, and allowed to expire, three agreements (the “CMI Agreements”) with Challenger Minerals Inc. (“CMI”), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. The CMI Agreements provided Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI for the geological and geophysical services provided by CMI under the CMI Agreements. Two of these agreements expired in January 2006, and one expired in November, 2006.

Reef also entered into an agreement with Access Exploration Corp. (“AEC”), a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement provided Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef paid AEC for the geological and geophysical services provided by AEC under this agreement. This agreement expired in October 2007.

Prospects approved for acquisition by Reef under these agreements could be assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program paid Reef, on a pro rata basis, a portion of the fees paid by Reef under these agreements during the term of the Program. Total reimbursements to Reef by the partnerships formed as a part of this Program were equal to the actual fees paid by Reef under these agreements. The Partnership paid Reef $240,658 as its pro rata share of these fees. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

Drilling and Completion Phase of Operations

RELP is currently the operator of eight developmental and four exploratory prospects, and serves as operator of eleven wells in which the Partnership has a working interest. RELP also served as operator for eight unsuccessful

Partnership wells. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the prospect is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

RELP contracted the drilling of all operated wells to an independent third party, and the resulting costs of the wells to the Partnership were determined by the actual third party costs, plus RELP’s monthly charges for supervision, engineering, geology, accounting and other services at the competitive rate for the geographical area where the wells are located.

Wells drilled that fail to result in the discovery of oil or natural gas, or that are determined to be unable to produce oil or natural gas in commercial quantities, are plugged and abandoned in accordance with applicable regulations.

Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and estimates that it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place.

Production Phase of Operations

For any well capable of producing quantities of oil and/or natural gas in commercial quantities, production operations commence once the well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the oil and/or natural gas production from the well. The Partnership drilled fourteen successful developmental and seven successful exploratory wells. One of the developmental wells and three of the exploratory wells have ceased production. Twelve developmental and seven exploratory wells were dry holes and have been plugged and abandoned. One additional successful developmental well finished drilling during the first quarter of 2008 and is expected to begin production during the second quarter of 2008.

The Partnership sells oil and/or natural gas production from its wells to refineries, industrial users, gas brokers, interstate pipelines or local utilities.  In many cases the Partnership has elected to sell its production under marketing arrangements entered into by the operator of the well. The Partnership sells the oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices.  Domestic sales of oil are at market prices. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a longer term.  The Partnership sells natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not engaged in commodity futures trading or hedging activities, and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

The Partnership’s share of revenue from productive wells is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2007, one marketer and two operators accounted for 53.9%, 23.0%, and 10.4% of the Partnership’s oil and natural gas revenues, respectively. During the year ended December 31, 2006, five operators accounted for 31.9%, 14.9%, 14.2%, 11.5%, and 11.2% of the Partnership’s oil and natural gas revenues. The Partnership had no oil and natural gas production and, therefore, had no customers during 2005. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents an open-ended security for unforeseen events including, without limitation, blowouts, lost circulation, and stuck drill pipe that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef ‘s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the partners other than the managing general partner ( the “investor partners”) against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership’s capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

Reef will notify all investor general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage.  Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of the Partnership, investor general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert. At any time during this 30-day period, upon receipt of the required written notice from an investor general partner of his intent to convert, Reef will amend the Certificate of Limited Partnership of the Partnership and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage.  This amendment to the Certificate of Limited Partnership of the Partnership will effectuate the conversion of the interest of the former investor general partner to that of a limited partner.  Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes. Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. However, even after an election of conversion, the investor partner will continue to have unlimited liability regarding partnership activities that occurred while he was an investor general partner.

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5% of the supply.  As a result of deregulation of the natural gas industry enacted by Congress and FERC, natural gas prices are generally determined by competitive market forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive market forces.

There is competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect the ability of the Partnership to develop prospects suitable for development by the Partnership once they are acquired.

Markets

The marketing of oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

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

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through January 1, 2006, OREI employed a staff including geologists, petroleum engineers, landmen, and accounting personnel who administered all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to RELP, a new Reef affiliate formed during 2005. RELP now employs this staff of geologists, geophysicists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses OREI and RELP for technical and administrative services at cost.  See “Item 11. Executive Compensation.”

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in Item 1A of this Annual Report captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.	RISK FACTORS

Our business activities are subject to certain risks and hazards, including the risks discussed below. If any of these events should occur, it could materially and adversely affect our business, financial condition, cash flow, or results of operations. The risks below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, and results of operations.

Oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control.

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•	the domestic and foreign supply of oil and natural gas; consumer demand for oil and gas, and market expectations regarding supply and demand;
•	the ability of the members of OPEC to agree to and maintain oil price and production controls;
•	domestic government regulations and taxes;
•	the price and availability of foreign exports and alternative fuel sources;
•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;
•	political conditions in oil and natural gas producing regions, including the Middle East, Nigeria, and Venezuela; and
•	domestic and worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and natural gas properties. Approximately 75.2% of the Partnership’s estimated proved reserves at

December 31, 2007 were natural gas reserves, and, as a result, financial results are more sensitive to fluctuations in natural gas prices.

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

Oil and natural gas well drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling oil and natural gas wells involves numerous risks, including the risk that no commercially productive oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners.

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

Continued inability to dispose of produced salt water may limit production on our oil and natural gas properties.

Currently, the Partnership does not have an economically efficient manner in which to dispose of the salt water produced from the eight Sand Dunes prospect wells.  The Partnership anticipates it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have efficient salt water disposal capabilities in place.  The Partnership will be unable to obtain full production from each well until a long-term economic solution for the disposing of produced salt water is determined and implemented.  If the Sand Dunes prospect wells are determined capable of producing in commercial quantities prior to implementation of such long-term economic solution, there will be significant delays in obtaining full production from each well and as well as significant delays in the receipt of production distributions by the investor partners.

We cannot control activities on non-operated properties.

The Partnership has limited ability to exercise influence over and control the risks associated with operations on properties not operated by RELP. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

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

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and upon existing economic and operating conditions that may differ from future economic and operating conditions.

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

You should not assume that any present value of future net cash flows from our producing reserves shown in this Annual Report is the market value for our estimated oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves are based upon prices and costs in effect at the end of the period held constant and discounted at 10%. Actual future prices and costs may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and tax rates.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy VI, L.P. is the first limited partnership offered under that Program. Reef and its affiliate OREI have sponsored 68 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) three were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves.  We refer to the programs described in clause (i) in the preceding sentence as “income fund” ventures and to the programs described in clauses (ii) and (iii) as “income and development fund” ventures. Reef and its affiliates have also sponsored 52 drilling ventures, three 3-D seismic ventures, and one salt water disposal venture since 1996. Together, these ventures have drilled 132 wells (104 by drilling ventures and 28 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 63 were exploratory wells and 69 were developmental wells. Forty-nine of the wells drilled were dry holes, and three wells were completed but were non-commercial. Of the 80 wells that were commercial, 60 are still owned by Reef or its affiliates’ ventures and are currently producing, eighteen have been plugged and abandoned or sold essentially for salvage value, one has been sold, and one is currently used as a salt water disposal well. Using this data, approximately 60.6% of the wells drilled by these ventures were completed as commercially producing and 39.4% were dry holes (including the three wells that were completed but failed to become commercial producers). Approximately 13.6% of the wells drilled by our ventures were subsequently abandoned or sold essentially for salvage value prior to abandonment.

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

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased working interests in fourteen exploratory prospects upon which fourteen exploratory and eight developmental wells were drilled. Seven exploratory wells were successful and seven exploratory wells were unsuccessful. Seven developmental wells were successful and one was unsuccessful. Three of the successful exploratory wells have ceased production as of December 31, 2007.

The production and producing life of Partnership wells is uncertain.

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

Extreme weather conditions may adversely affect production operations and partner distributions.

The Partnership conducts operations in the Gulf of Mexico and in coastal regions of Louisiana and Texas. This area is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

We face strong competition within the energy industry.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, obtain drilling and service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, more timely or on more favorable terms. Finally, oil and gas producers are increasingly facing competition from providers of non-fossil energy, and government policy may favor those competitors in the future.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of the prospects. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations.  The Partnership Agreement permits the Partnership to borrow money for future development of prospects drilled by the Partnership with the original available Partnership capital.  Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

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

Other partnerships Reef sponsors will compete with the Partnership for  equipment, contractors, and personnel.

Reef plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership. Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in future oil and gas programs sponsored by Reef, may exist at the same time.  Due to competition among the partnerships for equipment, contractors, and Reef’s personnel, the fact that other partnerships organized by Reef and its affiliates may still be purchasing prospects and drilling and completing wells when the Partnership is attempting to drill and complete wells on its prospects may make such activities of the Partnership more difficult.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Texas, Louisiana, Oklahoma, and New Mexico and offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects. The Partnership drilled eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (2 prospects) County, Texas. One of the Lavaca County, Texas wells has ceased production. The Partnership drilled eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas.

The Partnership has participated in the drilling of eight developmental wells on the Sand Dunes developmental prospect in Eddy County, New Mexico. Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and estimates that it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place.

The Partnership purchased working interests in fourteen exploratory prospects, upon which a total of fourteen exploratory and eight developmental wells have been drilled. The Partnership drilled seven successful exploratory wells, seven successful developmental wells, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Jefferson (2 prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. The Partnership drilled seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Of the fourteen successful wells, three wells located in St. Martin and Terrebonne Parish, Louisiana and in Live Oak County, Texas have ceased production.

The unproved properties owned by the Partnership at December 31, 2007 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other Partnerships managed by Reef. Alternatively, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight wells already drilled can be fully analyzed (see Note 9 to the Partnership’s financial statements), it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $150,000-$200,000 per location.

The Partnership currently has seventeen successful productive wells, one successful well which is expected to begin production during the second quarter of 2008, four successful wells that have ceased production, and the Partnership is continuing its extended testing and evaluation of four Sand Dunes prospect wells. The remaining four Sand Dunes prospect wells are temporarily shut-in, due to the high cost associated with salt water disposal and generator rental.

Proved Oil and Gas Reserves

The Partnership used an independent petroleum engineer to prepare its year end estimate of net proved oil and natural gas reserves. Net proved oil and natural gas reserves as of December 31, 2007 have been estimated by Gleason Engineering, of Arlington, Texas.  Net proved oil and natural gas reserves as of December 31, 2006 and 2005 were estimated by a petroleum engineer employed by RELP. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. The estimated net proved oil and natural gas reserves at December 31, 2007, 2006, and 2005 are summarized below.

	Oil (BBL)	Gas (MCF)
Net proved reserves, December 31, 2005	1,046	29,002
Net proved reserves, December 31, 2006	69,253	1,597,089
Net proved reserves, December 31, 2007	186,993	3,401,162

The standardized measure of discounted future net cash flows as of December 31, 2007, 2006 and 2005 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2005	$267,642
Standardized measure of discounted future net cash flows as of December 31, 2006	$8,116,583
Standardized measure of discounted future net cash flows as of December 31, 2007	$23,341,108

During the years ended December 31, 2007 and 2006, the Partnership recorded property impairment costs totaling $9,466,246 and $8,145,740 as a result of the net capitalized costs of oil and gas properties exceeding the standardized measure of discounted future net cash flows.

Title to Properties

The Partnership’s interests in producing and non-producing acreage are in the form of assigned direct interests in leases held by the Partnership or by Reef on behalf of the Partnership. Such properties are subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens will materially interfere with the use of such properties in the operation of the Partnership’s business and that it has or will obtain satisfactory title to all of its leases. Title will be held by the Partnership or by Reef on behalf of the Partnership.

ITEM 3.                  LEGAL PROCEEDINGS

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, the Partnership had one managing general partner, 217 limited partners, and 937 additional general partners. Reef holds a total of 75.363 general partner units and the investor partners hold 1,190.561 general partner units and 241.336 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership began making monthly cash distributions to the partners of interest income and net oil and natural gas revenues in December 2005. The Partnership expects that interest income will decline in 2008. Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

Investor limited and general partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2007.

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program on July 8, 2005. On July 8, 2005, Reef filed a prospectus supplement describing the Partnership and commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering terminated October 31, 2005. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on July 18, 2005.

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef also is obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2007, Reef had contributed $281,640 and accrued $15,098 as a payable to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,326,021 available for Partnership oil and gas operations. As of December 31, 2007, the Partnership had expended $31,896,882 on property acquisitions and prepayments and $138,317 on general and administrative expenses. The Partnership will expend additional funds on the drilling and completion of four wells during the first and second quarters of 2008, and may expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital, if any, will be deducted from Partnership distributions during 2008.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	Year ended December 31,	Year ended December 31,	Period from Inception (July 18, 2005) to December 31
	2007	2006	2005

Oil and gas sales revenue	$4,211,670	$552,572	$—
Interest income	387,479	836,045	218,477
Costs and expenses	(12,887,713)	(8,877,529)	(106,989)
Partnership net income (loss)	(8,288,564)	(7,488,912)	111,488

Allocation of net income (loss):
Managing general partner	(156,552)	(331,615)	(4,464)
General partner units	(6,761,418)	(5,950,984)	96,353
Limited partner units	(1,370,594)	(1,206,313)	19,599
Net loss per managing partner unit	(2,077.31)	(4,400.24)	(59.23)
Net income (loss) per general partner unit	(5,679.19)	(4,998.47)	80.93
Net income (loss) per limited partner unit	(5,679.19)	(4,998.47)	81.21

Total assets	13,913,337	28,061,160	33,800,949
Distributions to managing general partner	453,728	142,700	7,725
Distributions to investor partners	2,483,022	780,923	42,275
Distributions per general partner unit	1,734.08	545.38	29.52
Distributions per limited partner unit	1,734.08	545.38	29.52
Distributions per managing general partner unit	6,020.57	1,893.50	102.50

Operating Data
Annual sales volume:
Gas (MCF)	373,949	69,088	—
Oil (BBL)	20,002	2,374	—

Average sales price:
Gas (per MCF)	$7.29	$5.99	$—
Oil (per BBL)	$74.20	$58.37	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist you in understanding the Partnership’s financial position, liquidity, and results of operations. The information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Annual Report.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of  unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2007 and 2006, the Partnership recognized property impairment expense of proved properties totaling $9,466,246 and $8,145,740, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005, the Partnership recognized no impairment of unproved properties.

The estimate of proved oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and natural gas producing activities, including the standardized measure of discounted cash flows, has been prepared by an independent petroleum engineer at December 31, 2007, and by a petroleum engineer employed by RELP at December 31, 2006 and 2005, utilizing the period end prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and natural gas reserves and will be computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2007 and

2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership had depreciation, depletion, and amortization expense totaling $2,468,104, $552,848, and $0, respectively.

The Partnership follows Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. During the years ended December 31, 2007 and 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership recognized $66,996, $199,253 and $1,982 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2007, 2006 and 2005, the Partnership had no material gas imbalance positions.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds have been used to purchase prospects and drill oil and natural gas wells upon those prospects.

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and has used those funds for the purchase of working interests in prospects and for drilling operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and oil and gas revenues from successful wells, net of expenses, are being distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to drill additional development wells and construct facilities on prospects where successful wells were drilled during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008.

The Partnership does not operate in any other industry segment. The Partnership has expended approximately $1,655,000 for the purchase of working interests in twenty developmental prospects, which includes approximately $173,000 for 11 un-drilled locations on its Sand Dunes prospect, and expended approximately $1,236,000 for the purchase of working interests in fourteen exploratory prospects.  The Partnership has twenty prospects in Texas, ten in Louisiana, one in Oklahoma, and one in New Mexico, all of which are located onshore, and two prospects located offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership has drilled thirty-five developmental and fourteen exploratory wells on these prospects, four of which were drilled during 2005, twenty-seven of which were drilled during 2006, fourteen of which were drilled during 2007, and four of which completed drilling during the first quarter of 2008. The Partnership has had fifteen successful developmental wells, of which thirteen are currently productive, one has ceased production, and one is expected to begin production activity during the second quarter of 2008. The Partnership has twelve unsuccessful developmental wells. The Partnership drilled seven successful exploratory wells, of which three are still productive at December 31, 2007 and one began production operations in January 2008. The Partnership drilled seven unsuccessful exploratory wells. The Partnership also has participated in the drilling of eight wells on its Sand Dunes prospect.  Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Up to 11 additional wells may be drilled on the Sand Dunes prospect.

Should the Partnership elect to borrow monies for additional development activity on the Sand Dunes prospect, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

During the fourth quarter of 2007, the Partnership completed the drilling of a successful offshore exploratory well that began production operations in January 2008. At December 31, drilling operations were in progress on the sidetracking of a Partnership developmental well that was unsuccessful earlier in 2007. The sidetracking operations were successfully completed during February 2008, and the well is currently being completed and expected to begin production during the second quarter of 2008. The Partnership completed drilling operations on five Sand Dunes prospect wells during the fourth quarter, and drilling operations that were in progress on three additional Sand Dunes wells at December 31, 2007 were completed during the first quarter of 2008.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 general partner units and 241.336 limited partner units for $35,797,434. As of December 31, 2007, Reef had also contributed $281,640 and accrued $15,098 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,326,021 available for Partnership activities. The Partnership was formed on July 18, 2005, and the last partner was admitted to the Partnership on October 31, 2005.

Unless the Partnership uses the net cash flow from successful wells or borrows additional funds in accordance with any limitations set forth in the Partnership Agreement, the $32,326,021, plus any additional contributions made by Reef in connection with the 1% obligation mentioned above, is the total amount available to the Partnership for the purchase of prospects and for drilling and administrative costs. As of December 31, 2007, the Partnership had expended $31,896,881 on property acquisitions and prepayments and $138,317 on general and administrative expenses. The Partnership will expend additional funds on the drilling and completion of four wells during the first and second quarters of 2008, and will also expend funds on salt water disposal facilities for the wells located on the Partnership’s Sand Dunes prospect during 2008.

Although the Partnership is permitted to use interest income and net cash flow from successful wells for the purchase of prospects and for drilling and administrative costs, currently the Partnership distributes such income and cash flow to the holders of Partnership interests. However, should final costs exceed available Partnership capital contributions, the excess costs will be deducted from Partnership distributions during 2008.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership.

The table below summarizes Partnership drilling expenditures during the drilling phase of operations by type and classification of well:

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,655,128	$19,154,227	$20,809,355
Exploratory wells	1,235,881	9,851,645	11,087,526
Total	$2,891,009	$29,005,872	$31,896,881

Successful wells	$1,181,365	$15,383,090	$16,564,455
Unsuccessful wells	1,444,714	12,416,111	13,860,825
Wells under development	92,000	1,206,671	1,298,671
Unproved properties	172,930	—	172,930
Total	$2,891,009	$29,005,872	$31,896,881

The Partnership had working capital of $1,717,490 at December 31, 2007, which includes interest income and net revenues available for distribution to partners, and $144,789 of deferred organization and offering costs.

The unproved properties owned by the Partnership at December 31, 2007 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other Partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight wells already drilled can be fully analyzed (see Note 9 to the Partnership’s financial statements), it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $150,000-$200,000 per location.

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The Partnership incurred net losses for both 2006 and 2007, primarily due to property impairment costs. The net loss for 2007 is $8,288,564, compared to a net loss of $7,488,912 incurred in 2006.

The tables below show quarter by quarter comparisons of oil and natural gas sales revenues and production expenses (lease operating expenses and production taxes) for the years ended December 31, 2007 and 2006. Also shown is the number of productive oil and natural gas wells as of the end of each quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007 Oil and Natural Gas Sales Revenues	$509,731	$862,040	$1,151,705	$1,688,194
2007 Production expenses	$91,708	$134,078	$225,814	$240,098
2007 Barrels of Oil Equivalent (BOE) Sold *	11,511	17,439	23,050	30,327
2007 Production expenses per BOE	$7.97	$7.69	$9.80	$7.92
Number of productive wells during the quarter	13	16	18	17

* BOE (Barrels of oil equivalent (6 MCF of natural gas equals 1 BOE)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006 Oil and Natural Gas Sales Revenues	$16,478	$41,856	$141,350	$352,888
2006 Production expenses	$2,441	$7,135	$34,654	$50,830
2006 Barrels of Oil Equivalent (BOE) Sold *	329	1,221	3,690	8,649
2006 Production expenses per BOE	$7.42	$5.84	$9.39	$5.88
Number of productive wells during the quarter	1	3	4	9

The Partnership began its drilling phase of operations during the third quarter of 2005, and completed its drilling phase of operations during the first quarter of 2008. Partnership oil and natural gas sales revenues totaled $4,211,670 during 2007 compared to $552,572 during 2006, and, as shown in the above tables, show a steady growth as successful wells drilled by the Partnership during its drilling phase of operations have been placed on production. The Partnership has one successful exploratory well that began production operations in January 2008, and has one successful developmental well expected to begin production operations during the 2nd quarter of 2008. The Partnership has participated in the drilling of eight wells on the Sand Dunes prospect. Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

One exploratory well that both began and ceased production during 2006 accounted for 32% of the 2006 oil and natural gas sales revenues. This well is currently shut-in and will be re-evaluated for a potential sidetrack during 2008. The Partnership has one successful exploratory well that began production in January 2007 and accounted for 30.2% of total 2007 oil and natural gas sales, one successful development well that began production in September 2007 and accounted for 21.1% of total 2007 oil and natural gas sales, and a field with one successful exploratory and six successful developmental wells that began production at various times during 2007 and accounted for 23.0% of total 2007 oil and natural gas sales.

Production expenses are also analyzed by quarter in the above table, and totaled $691,698 in 2007 as compared to $95,060 in 2006. This increase reflects Partnership progress in placing successful wells on production during 2007.

At December 31, 2006 the Partnership had drilled thirty-one wells, of which fifteen were successful and sixteen were unsuccessful. One successful exploratory well ceased production during the fourth quarter, and six successful wells did not begin production operations until 2007.  During 2007, the Partnership drilled fourteen wells and had four wells in progress that completed drilling operations during the first quarter of 2008. Six wells were successful, three were unsuccessful, and five wells drilled on the Sand Dunes prospect are still under development. One of the successful wells began production in January 2008. One of the wells in progress at December 31, 2007 was successful, and three Sand Dunes wells are still under development.

Property impairment expense totaled $9,466,246 during 2007 compared to $8,145,740 during 2006. The sudden loss of production in October 2006 from the exploratory well which accounted for 32% of the Partnership’s 2006 revenues resulted in a reduction in estimated reserve value of approximately $9.5 million, and was the major reason the Partnership recorded property impairment expense of $8,145,740 during 2006. During the first half of 2007, the Partnership recorded property impairment expense of $9,466,246, primarily resulting from large reductions in estimated reserves from four 2006 Partnership wells as a result of production declines significantly in excess of original estimates. As shown in the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, estimated reserves declined from 335,435 BOE to 172,111 BOE during the first half of 2007.  Subsequent to June 30, 2007, the Partnership had three major discoveries for which the discounted future net cash flows are estimated at approximately $16.3 million at December 31, 2007, or approximately 70% of the total estimated discounted future net cash flows of 23.3 million at December 31, 2007. The Partnership is not allowed to reverse the impairment expense taken during the first half of 2007, even though the increase in the estimated discounted future net cash flows from these discoveries during the second half of 2007 exceeds the impairment taken during the first half of 2007.

Increases in general and administrative costs from $81,313 during 2006 to $227,249 are also a result of the increased activities of the Partnership during 2007. Of the $145,936 increase in costs during 2007, $125,257 pertained to administrative costs paid to Reef for administering Partnership operations. These costs rose from $15,824 in 2006 to $141,081 in 2007, primarily as a result of the overall increase in the number of productive wells, and the increase in the number of productive wells operated by Reef from none during 2006 to three during 2007.

Partnership interest income comes from the short-term investment of unexpended partner capital contributions, and therefore deceases during the drilling phase of operations as partner capital is expended to purchase working interests in prospects and to drill and complete wells. Interest income declined from $836,045 during 2006 to $387,479 during 2007, and will significantly decline again during 2008 as the Partnership expends capital to complete its drilling phase of operations.

Year Ended December 31, 2006 compared to the Period from Inception (July 18, 2005) thru December 31, 2005

The Partnership began operations in July, 2005. During the period from inception (July 18, 2005) to December 31, 2005, the Partnership completed drilling operations on four prospects and had one successful well. This well began production operations during January 2006; therefore the Partnership had no income or expenses from production operations as of December 31, 2005. The 2005 net income of $111,488 resulted from interest income totaling $218,477 earned on unexpended partner capital contributions, offset by $50,000 of organization expenses (a one time charge) and $56,989 of general and administrative costs. These general and administrative costs included $29,429 in administrative costs and services provided by OREI, and $18,618 in legal, accounting and printing costs related to SEC filings.

During 2006, the fund drilled fourteen successful wells and thirteen unsuccessful wells. Four of these successful wells did not begin production operations until the fourth quarter of 2006, and six of these successful wells did not begin production operations until 2007. One exploratory well drilled by the Partnership, to which the Partnership originally assigned estimated net reserves in excess of 200,000 equivalent barrels of oil (EBO) (natural gas is converted to oil at a rate of 6 Mcf to 1 Bbl in computing EBO), appears to have been completed in a very high pressure but limited reservoir, and ceased production after approximately 60 days. This well accounted for approximately 32% of total Partnership revenue during 2006. This well has been shut-in. During 2007 the Partnership drilled an unsuccessful development offset, but later in 2007 re-entered the unsuccessful wellbore, sidetracked the well, and successfully drilled an offset expected to begin production operations during the second quarter of 2008. This original well is being evaluated now for an potential additional sidetracking operation. The sudden loss of production from this well in October 2006 resulted in a reduction in estimated reserve value of approximately $9.5 million, and was the major reason the Partnership recorded property impairment expense of $8,145,740 during 2006, resulting in a net loss of $7,488,912.

General and administrative expenses totaled $81,313 during 2006 compared to $56,989 during the period from inception (July 18, 2005) to December 31, 2005, and are primarily the result of 2006 being the Partnership’s first full year of operations. The 2006 general and administrative costs included $15,824 in administrative costs and services provided by RELP and OREI, and $61,501 in legal, accounting and printing costs related to SEC filings. Interest income, which totaled $836,045 during 2006 compared to $218,477, is the result of the short-term investment of unexpended partner capital contributions. The large increase during 2006 is due to the fact that during 2005 the Partnership did not begin earning interest income until its formation date in July, and did not have 100% of partner capital contributions until the closing date of October 31, 2005.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2007 and 2006, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Purchase obligations *	$744,789	$600,000	$144,789	—	—

* The 15% management fee due Reef for organization and offering costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and offering costs. As of December 31, 2007, the Partnership is obligated to pay Reef $744,789, representing the portion of the management fee in excess of actual commissions and organization and offering costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. The Partnership began paying this balance at a rate of $50,000 per month beginning in January 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Partnership has not borrowed any funds to date. The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the aggregate capital contributions to the Partnership without investor approval, provided the lender agrees it will have no recourse against individual investor partners, and allows borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Assuming the production levels we attained during the year ended December 31, 2007, a 10% change in the price received for our crude oil would have had an approximate $148,000 impact on our oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $273,000 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Annual Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation, the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers. Its managing general partner is Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	51	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	60	Chief Operating Officer of RELP
H. Walt Dunagin	50	Vice President—Land Manager of RELP
Lawrence J. Harrison, Jr. Klein	57	Vice President – Business Development of RELP
Byron H. Dean	58	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	56	Chief Financial Officer of Reef and of RELP
David M. Tierney	55	Controller—Reef Global Energy Ventures II

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

H. Walt Dunagin is Vice President - Land Manager of RELP. He has held this position since January 2006 and has served in this position with its predecessor entity, OREI, since 1990. He is responsible for all contracts with other industry partners and all land activities required for exploration, development and production, including lease acquisition, title opinions, curative, permitting, unitization, rights-of-way and environmental issues. A graduate of the University of Mississippi in 1969 with a B.B.A. degree, Walt’s career has also involved land work for ExxonMobil, ChevronTexaco, UNOCAL, Santa Fe Energy and Oryx Energy (now Kerr-McGee). Walt is a member of the Dallas Association of Petroleum Landmen and the Association of International Petroleum Negotiators.

Lawrence J. Harrison, Jr. is Vice President – Business Development of RELP. He joined RELP in October 2006 following fourteen years with The Oil & Gas Asset Clearinghouse, a leading acquisition and divestiture advisory firm. Mr. Harrison has served as an independent landman verifying title ownership and acquiring leases and other agreements in support of clients drilling programs. He worked for Mobil Oil Corporation and several other companies before joining The Clearinghouse. Mr. Harrison is a 1972 graduate of the University of Southern Mississippi with a Bachelor of Science degree in Communications. Mr. Harrison is a past president of the Houston Association of Professional Landmen and a past member of the American Association of Professional Landmen Executive Committee. He is currently a Director of the Louisiana Oil & Gas Association (LOGA) and a member of the ADAM Energy Forum and the Independent Petroleum Association of America.

Byron H. (Howard) Dean is Manager – Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. and Noble Royalties, Inc. He is a 1974 graduate of the

University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2006, and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney is the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to any person, without charge, upon request made to Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	15% of subscriptions
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator’s per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, or the 1% interest Reef has as the result of its payment of 1% of all leasehold, drilling, and completion costs.  Reef purchased 5.00% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all leasehold, drilling, and completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units.  Reef has a total interest in the Partnership of 15.45%.

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership's organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $5,369,615. The Partnership recorded $5,319,615 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $4,564,826 has been paid to Reef to cover actual sales commissions and organization and offering costs, $60,000 has been paid to Reef from net cash flow, and $744,789 has been accrued at December 31, 2007 as an account payable to be paid to Reef from future net cash flows of the Partnership.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2007 and 2006 and the period from inception (July 18, 2005) to December 31, 2005, the Partnership reimbursed Reef $754,097, $571,112, and $211,176, respectively, for technical services costs which have been capitalized as project costs, and $141,081, $15,824 and $29,429, respectively, for administrative costs included as general and administrative expenses.

During 2006, RELP assumed from OREI well operator status for all wells previously operated by OREI. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the prospect is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. During the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005, the Partnership paid operator fees totaling $3,662, $8,791 and $3,463 to RELP and OREI. RELP (previously OREI) serves as operator for eleven Partnership prospects upon which three successful wells and eight unsuccessful wells have been drilled, and for the Sand Dunes prospect, where the Partnership has participated in the drilling of eight wells. Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2007 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership is managed by a managing general partner and does not have directors. Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership.  See “Item 11 - EXECUTIVE COMPENSATION.”

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2007	2006
Audit fees	$36,430	$52,592
Audit related fees	—	—
Tax fees	866	615
All other fees	—	—

Fees for tax services are for review of the Partnership’s tax return.

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of the exhibits filed or furnished with this Annual Report (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this Annual Report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 15, 2008	REEF GLOBAL ENERGY VI, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

		By:	/s/ Michael J. Mauceli
Michael J. Mauceli

Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 15, 2008
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer (Principal Financial Officer	April 15, 2008
Daniel C. Sibley	and Principal Accounting Officer)

Reef Global Energy VI, L.P.

Financial Statements

For the Years Ended December 31, 2007 and 2006, and the Period from

Inception (July 18, 2005) to December 31, 2005

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VI, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VI, L.P. as of December 31, 2007 and 2006, and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VI, L.P. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

April 11, 2008

Reef Global Energy VI, L.P.

Balance Sheets

December 31,	2007	2006

Assets

Current assets:
Cash and cash equivalents	$2,366,065	$15,641,945
Accounts receivable from affiliates	15,098	111,508
Total current assets	2,381,163	15,753,453

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,632,938 and $8,698,588	11,359,244	8,116,583
Unproved properties	172,930	2,030,077
Net oil and gas properties	11,532,174	10,146,660

Other assets
Prepaid drilling costs	—	2,161,047
Total other assets	—	2,161,047

Total Assets	$13,913,337	$28,061,160

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$1,981	$1,948
Accounts payable to affiliates	661,692	3,136,602
Total current liabilities	663,673	3,138,550

Long-term liabilities:
Accounts payable to affiliates	144,789	804,789
Asset retirement obligation	305,215	203,803
Total long-term liabilities	450,004	1,008,592

Commitments and contingencies (Note 6)

Partnership Equity
General partners	9,975,966	18,801,910
Limited partners	2,022,276	3,811,366
Managing general partner	801,418	1,300,742
Partnership equity	12,799,660	23,914,018

Total liabilities and partnership equity	$13,913,337	$28,061,160

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Operations

	Year ended December 31, 2007	Year ended December 31, 2006	Period from inception (July 18, 2005) to December 31, 2005

Revenues	$4,211,670	$552,572	$—

Costs and expenses:
Lease operating expenses	416,484	55,637	—
Production taxes	275,214	39,423	—
Depreciation, depletion and amortization	2,468,104	552,848	—
Property impairment	9,466,246	8,145,740	—
Accretion of asset retirement obligation	34,416	2,568	—
General and administrative	227,249	81,313	56,989
Organization expenses	—	—	50,000
Total costs and expenses	12,887,713	8,877,529	106,989

Loss from operations	(8,676,043)	(8,324,957)	(106,989)

Other income:
Interest income	387,479	836,045	218,477
Total other income	387,479	836,045	218,477

Net income (loss)	$(8,288,564)	$(7,488,912)	$111,488

Net income (loss) per general partner unit	$(5,679.19)	$(4,998.47)	$80.93
Net income (loss) per limited partner unit	$(5,679.19)	$(4,998.47)	$81.21
Net loss per managing general partner unit	$(2,077.31)	$(4,400.24)	$(59.23)

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of offering costs	1,190.561	$25,340,995	241.336	$5,136,824	75.363	$1,636,774	1,507.260	$32,114,593
Partner distributions	—	(35,150)	—	(7,125)	—	(7,725)	—	(50,000)
Net income (loss)	—	96,353	—	19,599	—	(4,464)	—	111,488
Balance at December 31, 2005	1,190.561	25,402,198	241.336	5,149,298	75.363	1,624,585	1,507.260	32,176,081

Distribution amount per partnership unit		29.52		29.52		102.50

Balance at December 31, 2005	1,190.561	25,402,198	241.336	5,149,298	75.363	1,624,585	1,507.260	32,176,081
Partner contributions	—	—	—	—	—	150,472	—	150,472
Partner distributions	—	(649,304)	—	(131,619)	—	(142,700)	—	(923,623)
Net loss	—	(5,950,984)	—	(1,206,313)	—	(331,615)	—	(7,488,912)
Balance at December 31, 2006	1,190.561	18,801,910	241.336	3,811,366	75.363	1,300,742	1,507.260	23,914,018

Distribution amount per partnership unit		545.38		545.38		1,893.50

Balance at December 31, 2006	1,190.561	18,801,910	241.336	3,811,366	75.363	1,300,742	1,507.260	23,914,018
Partner contributions	—	—	—	—	—	110,956	—	110,956
Partner distributions	—	(2,064,526)	—	(418,496)	—	(453,728)	—	(2,936,750)
Net loss	—	(6,761,418)	—	(1,370,594)	—	(156,552)	—	(8,288,564)
Balance at December 31, 2007	1,190.561	$9,975,966	241.336	$2,022,276	75.363	$801,418	1,507.260	$12,799,660

Distribution amount per partnership unit		$1,734.08		$1,734.08		$6,020.57

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Cash Flows

	2007	2006	Period from inception (July 18, 2005) to December 31, 2005
Operating Activities
Net income (loss)	$(8,288,564)	$(7,488,912)	$111,488
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	2,468,104	552,848	—
Property impairment	9,466,246	8,145,740	—
Accretion of asset retirement obligation	34,416	2,568	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	46,842	327,206	(374,048)
Accounts payable	33	(5,457)	7,405
Accounts payable to affiliates	—	(27,567)	27,567
Net cash provided by (used in) operating activities	3,727,077	1,506,426	(227,588)

Investing Activities
Property acquisition and development	(14,166,731)	(10,704,780)	(2,908,066)
Prepaid drilling costs			(4,055,612)
Net cash used in investing activities	(14,166,731)	(10,704,780)	(6,963,678)

Financing Activities
Partner capital contributions	160,524	113,853	37,406,161
Offering costs	(60,000)	(189,481)	(4,325,345)
Partner distributions	(2,936,750)	(923,623)	(50,000)
Net cash provided by (used in) financing activities	(2,836,226)	(999,251)	33,030,816

Net increase (decrease) in cash and cash equivalents	(13,275,880)	(10,197,605)	25,839,550
Cash and cash equivalents at beginning of period	15,641,945	25,839,550	—
Cash and cash equivalents at end of period	$2,366,065	$15,641,945	$25,839,550

Non-cash investing transactions
Property additions included in accounts payable	$—	$—	$19,857
Property additions included in accounts payable to affiliates	$61,692	$3,136,602	$573,787
Property additions and asset retirement obligation	$66,966	$199,253	$1,982
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$15,098	$64,666	$28,047
Offering costs included in accounts payable to affiliates	$600,000	$—	$189,481
Offering costs included in non-current accounts payable to affiliates	$144,789	$804,789	$804,789

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Notes to Financial Statements

December 31, 2007

1. Organization and Basis of Presentation

Reef Global Energy VI, L.P. (the “Partnership”) is the first in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the “Program”), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on July 7, 2005. In order to be formed, each partnership was required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership formed as a part of the program offered a minimum of 1,000 and a maximum of 2,000 units for sale. The Program was authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 through July 7, 2007. The Partnership offered 2,000 units for sale ($50,000,000), consisting of up to 400 limited partner units and up to 1,600 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on July 8, 2005 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on July 18, 2005. The Partnership offering closed October 31, 2005, with sales to outside investors totaling 1,190.561 general partner units and 241.336 limited partner units, and sales to the managing general partner totaling 75.363 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of Reef.

During the year following completion of the drilling phase of the Partnership, all investor general partner units will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners.  Allocations of

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Monthly cash distributions to partners are based upon the number and type of partnership units held at the close of the prior month. Cash distributions to partners of the net cash flow from interest income and oil and gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

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

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements for the period from inception (July 18, 2005) to December 31, 2005. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $5,319,615 during 2005, have been recorded as a reduction of the proceeds of the offering.

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2007 and 2006, the Partnership recognized property impairment expense of proved properties totaling $9,466,246 and $8,145,740, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005, the Partnership recognized no impairment of unproved properties.

Restoration, Removal, and Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

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

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2007 and 2006.

	2007	2006
Beginning asset retirement obligation	$203,803	$1,982
Additions related to new properties	66,996	199,253
Accretion expense	34,416	2,568
Ending asset retirement obligation	$305,215	$203,803

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2007, 2006, and 2005.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2007, the financial reporting basis of the Partnership’s assets exceeds the tax basis of the assets by approximately $840,000, primarily due to the difference between property

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Fair Value of Financial Instruments

The carrying amounts of the Partnership’s short-term financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values based on the short maturities of those instruments.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of December 31, 2007.

3. Transactions with Affiliates

The Partnership settles its balances with Reef and RELP on a quarterly basis.

Reef, as managing general partner, contributes 1% of all leasehold, drilling, and completion costs when incurred. In addition, Reef purchased 5% of the units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). In connection with the 1% obligation, Reef owed the Partnership $15,098 and $64,666 at December 31, 2007 and 2006, respectively. At December 31, 2006, the Partnership also had a receivable of $46,842 due from Reef for reimbursement of consulting fees (see below).

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2007 and 2006, the Partnership incurred technical services and administrative costs totaling $895,178 and $586,936, respectively. Of these amounts $754,097 and $571,112 represent technical services costs capitalized as project costs, and $141,081 and $15,824 represent administrative costs included as general and administrative expenses. At December 31, 2007 and 2006, the Partnership owed RELP $140,694 and $567,232, respectively, for technical and administrative services.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2007, Reef owed the Partnership $79,002 for net revenues processed in excess of joint interest charges. This amount has been netted against the $140,694 balance due RELP for technical and administrative services. At December 31, 2006, the Partnership owed RELP $2,569,370 in connection with drilling and operating invoices in excess of revenues processed by RELP.

Accounts payable to affiliates as of December 31, 2007 and 2006 also includes $744,789 and $804,789, respectively, for the unpaid portion of the 15% management fee due Reef for

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. The $804,789 due Reef at December 31, 2006 represents the portion of the management fee in excess of actual commissions and organization and offering costs, and will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2007 the Partnership reimbursed $60,000 of this amount to Reef, leaving a payable balance of $744,789 at December 31, 2007. The Partnership is reimbursing this amount to Reef at a rate of $50,000 per month beginning in January 2008. As such, $600,000 of this amount has been classified as a current liability, and the remaining $144,789 has been classified as a long term liability to affiliates at December 31, 2007.

Reef entered into, and allowed to expire, three agreements (the “CMI Agreements”) with Challenger Minerals, Inc. (“CMI”), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The CMI Agreements provided Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI for the geological and geophysical services provided by CMI under the CMI Agreements. Two of these agreements expired in January 2006, and one expired in November 2006.

Reef also entered into an agreement with Access Exploration Corp. (“AEC”), a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement provided Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef paid AEC for the geological and geophysical services provided by AEC under this agreement. This agreement expired in October 2007.

Prospects approved for acquisition by Reef under these agreements could be assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program paid Reef, on a pro rata basis, a portion of the fees paid by Reef under these agreements during the term of the Program. Total reimbursements to Reef by the partnerships formed as a part of this Program were equal to the actual fees paid by Reef under these agreements. The Partnership made an estimated reimbursement payment of $287,500 to Reef during 2005. The Partnership recorded a receivable of $46,842 due from Reef at December 31, 2006 in connection with the pro rata allocation of fees paid by Reef under these agreements. The net payment amount of $240,658 has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and natural gas properties.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and other participating working interest owners in the well. During the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005, the Partnership paid drilling overhead fees totaling

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

$2,149, $8,791 and $3,463 to RELP and its predecessor, OREI, Inc. During the year ended December 31, 2007, the Partnership paid operating overhead fees totaling $1,513 to RELP.

4. Prepaid Drilling Costs

At December 31, 2006, the Partnership had prepaid $2,161,047 in connection with intangible drilling costs to be incurred on wells in which the Partnership owns a working interest and which were drilling at December 31, 2006 or drilled during the first quarter of 2007.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2007, one marketer and two operators accounted for 53.9%, 23.0%, and 10.4% of the Partnership’s oil and natural gas revenues, respectively. During the year ended December 31, 2006, five operators accounted for 31.9%, 14.9%, 14.2%, 11.5%, and 11.2% of the Partnership’s oil and natural gas revenues. The Partnership had no oil and natural gas production and, therefore, had no customers during 2005. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7.  Partnership Equity

Sales of Partnership units began on July 8, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on July 18, 2005, and the sale of Partnership units was closed on October 31, 2005. The Partnership raised $35,797,434 from the sale of 1,431.897 Partnership units to investor partners. Reef purchased 75.363 units (5%) for $1,601,464. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef paid $160,524, $113,853, and $7,263 during the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005, respectively, and has accrued an additional $15,098 at December 31, 2007, which was paid to the Partnership during the first quarter of 2008.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,326,021 available for Partnership oil & gas

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

activities. Of the $5,369,615 management fee, offering costs were $5,319,615 and organization costs were $50,000. The Partnership has drilled forty-five wells at December 31, 2007 and has four wells where drilling is in progress at December 31, 2007. The Partnership will substantially complete its drilling operations during the first quarter of 2008.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

8. Partnership Prospects

As of December 31, 2007, the Partnership owns working interests in twenty developmental prospects and fourteen exploratory prospects, upon which a total of forty-five wells have been drilled and four wells are drilling. All four of the wells drilling at December 31, 2007 completed drilling operations during the first quarter of 2008. Three of these wells, located on the Partnership’s Sand Dunes prospect, are currently shut-in (see Note 9), and the fourth well, located on another prospect, is undergoing completion operations and is expected to begin production operations during the second quarter of 2008.

The Partnership has drilled fifteen successful developmental wells, including the well currently being completed, and twelve unsuccessful developmental wells. The Partnership has drilled seven successful exploratory wells and seven unsuccessful exploratory wells. One of the successful developmental wells and three of the successful exploratory wells have ceased production. The Partnership has also participated in the drilling of eight wells on its Sand Dunes prospect (see Note 9). Five wells located on the Partnership’s Sand Dunes prospect in Eddy County, New Mexico completed drilling operations during 2007, and three of the five tested for the presence of hydrocarbons in December 2007. Also, in December 2007, the Partnership began drilling three additional wells on the Partnership’s Sand Dunes prospect, and completed drilling during the first quarter of 2008. The Partnership has expended substantially all of its available capital in the drilling of these wells.

The unproved properties owned by the Partnership at December 31, 2007 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other Partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight wells already drilled can be fully analyzed (see Note 9), it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $150,000-$200,000 per location.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

9. Subsequent Events

The Partnership has participated in the drilling of eight wells on the Sand Dunes prospect located in Eddy County, New Mexico, five of which were drilled during 2007 and three of which completed drilling operations during the first quarter of 2008. Three of the five Sand Dunes prospect wells drilled in 2007 tested for the presence of hydrocarbons during short-term testing in 2007.  The remaining five wells were completed and underwent short-term testing during the first quarter of 2008. All eight wells tested for the presence of hydrocarbons.

Of the eight Sand Dunes prospect wells, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take between 90 and 120 days from the date of this Annual Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and estimates that it will be at least 90 to 120 days from the date of this Annual Report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place.

In addition to the three Sand Dunes prospect wells drilling at December 31, 2007, a fourth well on a different prospect was drilling at December 31, 2007. The well finished drilling operations during February 2008, is currently being completed, and is expected to begin production during the second quarter of 2008.

10. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

December 31,	2007	2006	2005

Oil and natural gas properties:
Unproved properties	$172,930	$2,030,077	$—
Proved properties	31,992,182	16,815,171	3,503,692
	32,165,112	18,845,248	3,503,692
Less:
Accumulated depreciation, depletion and amortization	(3,020,952)	(552,848)	—
Property impairment	(17,611,986)	(8,145,740)	—
Total	$11,532,174	$10,146,660	$3,503,692

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2007 and 2006, and the period from inception (July 18, 2005) to December 31, 2005:

	2007	2006	2005

Oil and natural gas properties:
Exploration	$1,980,078	$7,171,639	$2,024,822
Development	11,339,786	8,169,917	1,478,870
Total	$13,319,864	$15,341,556	$3,503,692

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2007 and 2006. There were no oil and gas producing activities during the period from inception (July 18, 2005) to December 31, 2005.

	2007	2006

Oil and gas producing activities:
Oil sales	$1,484,188	$138,576
Natural gas sales	2,727,482	413,996
Production expenses	(691,698)	(95,060)
Accretion of asset retirement obligation	(34,416)	(2,568)
Depreciation, depletion and amortization	(2,468,104)	(552,848)
Property impairment expense	(9,466,246)	(8,145,740)
Results of producing activities	$(8,448,794)	$(8,243,644)

Depletion rate per BOE	$29.98	$39.80

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Oil and Natural Gas Reserves

The following information describes changes during the year and balances of proved oil and natural gas reserves as of December 31, 2007, 2006, and 2005. The definitions used are in accordance with applicable Securities and Exchange Commission regulations.

Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. Additional development costs required to recover these proved reserves are estimated at approximately $362,920, $108,059 and $10,000 as of December 31, 2007, 2006, and 2005, respectively. All of the Partnership’s reserves are located in the United States.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2004	—	—	—
New discoveries	1,046	29,002	5,880
Reserves at December 31, 2005	1,046	29,002	5,880

Revisions of previous estimates	(341)	(20,676)	(3,787)
New discoveries	70,922	1,657,851	347,230
Production	(2,374)	(69,088)	(13,889)
Reserves at December 31, 2006	69,253	1,597,089	335,434

Revisions of previous estimates	(38,383)	(609,595)	(139,982)
New discoveries	176,125	2,787,617	640,728
Production	(20,002)	(373,949)	(82,327)
Reserves at December 31, 2007	186,993	3,401,162	753,853

(1)     Oil includes both oil and natural gas liquids

(2)     BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of oil. A BBL (barrel) of oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Standardized Measure of Discounted Future Net Cash Flows

As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying year-end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Partnership’s proved reserves.

December 31,	2007	2006	2005
Oil and natural gas properties owned by the Partnership:
Future cash inflows	$40,242,582	$12,047,691	$358,445
Future production costs	(8,306,872)	(2,245,260)	(44,605)
Future development costs	(362,920)	(108,059)	(10,000)
Future net cash flows	31,572,790	9,694,372	303,840
Effect of discounting net cash flows at 10%	(8,231,682)	(1,577,789)	(36,198)
Discounted future net cash flows	$23,341,108	$8,116,583	$267,642

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Oil and Gas Reserves

December 31,	2007	2006	2005
Oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$8,116,583	$267,642	$—
Extensions and discoveries	20,763,274	8,510,878	267,642
Net change in sales price, net of production costs	2,380,708	(113,037)	—
Revisions of quantity estimates	(3,752,984)	(76,130)	—
Net changes in estimated future development costs	5,914	—	—
Changes in production timing rates	(1,498,489)	(44,590)	—
Accretion of discount	811,658	26,764	—
Sales net of production costs	(3,485,556)	(454,944)	—
Net increase	15,224,525	7,848,741	267,642
Standardized measure at end of year	$23,341,108	$8,116,583	$267,642

11. Supplementary Quarterly Financial Data (Unaudited)

Period from Inception (July 18, 2005) to December 31, 2005	3rd Qtr	4th Qtr	Totals
Total oil and natural gas sales	$—	$—	$—
Loss from operations	(63,028)	(43,961)	(106,989)
Net income (loss)	(13,839)	125,327	111,488
Net loss per managing general partner unit	(26.70)	(32.53)	(59.23)
Net income (loss) per general partner unit	(7.95)	88.88	80.93
Net income (loss) per limited partner unit	(9.79)	91.00	81.21

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Year ended December 31, 2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total oil and gas natural sales	$16,478	$41,856	$141,350	$352,888	$552,572
Loss from operations	(20,378)	(35,015)	(1,608,911)	(6,660,653)	(8,324,957)
Net income (loss)	144,741	159,616	(1,378,359)	(6,414,910)	(7,488,912)
Net income (loss) per managing general partner unit	307.29	374.20	(730.43)	(4,351.30)	(4,400.24)
Net income (loss) per general partner unit	84.91	91.78	(924.17)	(4,250.99)	(4,998.47)
Net income (loss) per limited partner unit	84.91	91.78	(924.17)	(4,250.99)	(4,998.47)

The third quarter loss from operations includes property impairment expense of $1,537,239. The fourth quarter loss from operations includes property impairment expense of $6,608,501.

Year ended December 31, 2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total oil and natural gas sales	$509,731	$862,040	$1,151,705	$1,688,194	$4,211,670
Income (loss) from operations	(6,669,195)	(3,261,872)	353,342	901,682	(8,676,043)
Net income (loss)	(6,511,990)	(3,143,327)	427,035	939,718	(8,288,564)
Net income (loss) per managing general partner unit	(4,469.70)	(1,634.30)	1,513.19	2,513.50	(2,077.31)
Net income (loss) per general partner unit	(4,312.56)	(2,109.20)	218.59	523.98	(5,679.19)
Net income (loss) per limited partner unit	(4,312.56)	(2,109.20)	218.59	523.98	(5,679.19)

The first quarter loss from operations includes property impairment expense of $6,333,132. The second quarter loss from operations includes property impairment expense of $3,133,114.

EXHIBIT INDEX

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52539, as filed with the SEC on March 30, 2007.

3.2	Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Form S-1, SEC File No. 333-122935, as filed with the SEC on June 24, 2005).

10.1

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of Reef Global Energy Ventures as filed with the SEC on March 5, 2002).

23.2	Consent of Gleason Engineering.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.