Form 10-Q
period 2008-06-30
Reef Global Energy VI, L.P.
filed 2008-08-19
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of June 30, 2008, the registrant had 75.363 units of general partner interest held by the managing general partner, 1,190.561 units of additional general partner interest and 241.336 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$487,158	$2,366,065
Accounts receivable from affiliates	1,711,170	15,098
Total current assets	2,198,328	2,381,163

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $21,673,063 and $20,632,938	11,084,132	11,359,244
Unproved properties	172,930	172,930
Net oil and gas properties	11,257,062	11,532,174

Total assets	$13,455,390	$13,913,337

Liabilities and partnership equity

Current liabilities:
Accounts payable	$2,681	$1,981
Accounts payable to affiliates	444,789	661,692
Total current liabilities	447,470	663,673

Long-term liabilities:
Accounts payable to affiliates	—	144,789
Asset retirement obligation	334,734	305,215
Total long-term liabilities	334,734	450,004

Partnership equity:
General partners	9,804,001	9,975,966
Limited partners	1,987,417	2,022,276
Managing general partner	881,768	801,418
Partnership equity	12,673,186	12,799,660

Total liabilities and partnership equity	$13,455,390	$13,913,337

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and gas income	$2,989,817	$862,040	$4,910,097	$1,371,771
Total revenues	2,989,817	862,040	4,910,097	1,371,771

Costs and expenses:
Lease operating expenses	224,651	78,454	431,072	130,626
Production taxes	190,686	55,624	325,889	95,160
Depreciation, depletion and amortization	537,624	764,470	1,032,312	1,476,114
Property impairment	—	3,133,114	—	9,466,246
Accretion of asset retirement obligation	9,760	13,950	13,820	21,347
General and administrative	220,720	78,300	336,544	113,345
Total costs and expenses	1,183,441	4,123,912	2,139,637	11,302,838

Income (loss) from operations	1,806,376	(3,261,872)	2,770,460	(9,931,067)

Other income:
Interest income	1,111	118,545	11,685	275,750
Total other income	1,111	118,545	11,685	275,750

Net income (loss)	$1,807,487	$(3,143,327)	$2,782,145	$(9,655,317)

Net income (loss) per general partner unit	$1,032.01	$(2,109.20)	$1,575.32	$(6,421.76)
Net income (loss) per limited partner unit	$1,032.01	$(2,109.20)	$1,575.32	$(6,421.76)
Net income (loss) per managing general partner unit	$4,375.56	$(1,634.30)	$6,985.52	$(6,104.00)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$2,782,145	$(9,655,317)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,032,312	1,476,114
Property impairment	—	9,466,246
Accretion of asset retirement obligation	13,820	21,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(1,709,035)	(481,611)
Accounts payable	700	(1,384)
Accounts payable to affiliates	—	37,420
Net cash provided by operating activities	2,119,942	862,815

Investing Activities
Property acquisition and development	(801,948)	(7,030,955)
Plugging and abandonment costs paid from ARO	(1,245)	—
Net cash used in investing activities	(803,193)	(7,030,955)

Financing Activities
Partner capital contributions	16,844	114,294
Offering costs	(300,000)	—
Partner distributions	(2,912,500)	(1,222,750)
Net cash used in financing activities	(3,195,656)	(1,108,456)

Net decrease in cash and cash equivalents	(1,878,907)	(7,276,596)
Cash and cash equivalents at beginning of period	2,366,065	15,641,945

Cash and cash equivalents at end of period	$487,158	$8,365,349

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$96,826
Property additions and asset retirement obligation	$24,757	$22,439
Adjustment to asset retirement obligation	$7,813	$—
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$2,135	$111
Offering costs included in accounts payable to affiliates	$444,789	$—
Offering costs included in long-term accounts payable to affiliates	$—	$804,789

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2008, the Partnership recognized no property impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and six month periods ended June 30, 2008, the Partnership recognized no impairment of unproved properties.

Asset Retirement Obligations

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability of the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. No gain or loss is recognized upon abandonment and restoration of crude oil and natural gas properties, unless such abandonment and restoration would significantly alter the rate of depletion and amortization.

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2008 and the year ended December 31, 2007.

	Six months ended June 30, 2008	Year ended December 31, 2007
Beginning asset retirement obligation	$305,215	$203,803
Additions related to new properties	24,757	66,996
Accretion expense	13,820	34,416
Retirement related to property abandonment and restoration	(9,058)	—
Ending asset retirement obligation	$334,734	$305,215

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $161,730 and $283,870, respectively. Of these amounts, $9,267 and $25,730 represent technical services costs capitalized as project costs, and $152,463 and $258,140 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the six months ended June 30, 2008, this 1% obligation totaled $3,881. At June 30, 2008 and December 31, 2007, Reef owed the Partnership $2,135 and $15,098 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2008, RELP owed the Partnership $1,709,035 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2007, the Partnership owed RELP $61,692 in connection with joint interest invoices (primarily for drilling of wells) and technical and administrative services charges in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates at June 30, 2008 and December 31, 2007 also includes $444,789 and $744,789, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received reimbursement for actual commissions and organization and offering costs as incurred, up to a maximum of 13.5%. The remaining balance is being paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began reimbursing Reef $50,000 per month beginning in January 2008. During the first six months of 2008, the Partnership paid $300,000 of the unpaid management fee balance due to Reef. The remaining $444,789 balance due at June 30, 2008 has been classified as a current liability because the Partnership expects to complete payment of the balance due within the next twelve months.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2008 is detailed below:

For the three months ended June 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$329,756	$4,375.56
General partner units	1,190.561	1,228,670	$1,032.01
Limited partner units	241.336	249,061	$1,032.01
Total	1,507.260	$1,807,487

For the six months ended June 30, 2008

Type of Unit	Number of Units	Net income	Net loss per unit
Managing general partner units	75.363	$526,450	$6,985.52
General partner units	1,190.561	1,875,514	$1,575,32
Limited partner units	241.336	380,181	$1,575.32
Total	1,507.260	$2,782,145

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (two prospects) County, Texas. Three of the wells located in Jackson and Lavaca County, Texas and Acadia Parish, Louisiana have ceased production. The Partnership participated in the drilling of eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership also purchased working interests in fourteen exploratory prospects, upon which a total of fourteen exploratory and eight developmental wells have been drilled. The Partnership participated in the drilling of seven successful exploratory wells, seven successful developmental wells, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Jefferson (two prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. The Partnership expects to participate in the drilling of an additional exploratory well on the prospect in Live Oak County, Texas which will begin drilling operations in late August 2008.  The Partnership participated in the drilling of seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Of the fourteen successful wells, three wells located in St. Martin and Terrebonne Parish, Louisiana and in Live Oak County, Texas have ceased production.

A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the tern “unsuccessful” to refer to wells that do not meet one or more of these criteria. The Partnership estimates that total drilling, completion and facilities expenditures, including the costs of the well to be drilled in August and the estimated cost of salt water disposal facilities for the Sand Dunes wells, will exceed available capital by approximately $1,048,000. The Partnership will begin recovery of this amount in August 2008 by reducing Partnership monthly distributions over the next six to eight months. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The table below summarizes Partnership drilling expenditures at June 30, 2008 by classification of well. Drilling, completion, and facilities costs include $292,988 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,467,011	$18,857,774	$20,324,785
Exploratory wells	1,236,951	11,183,387	12,420,338
Unproved properties	172,930	—	172,930
Total	$2,876,892	$30,041,161	$32,918,053

The Partnership has participated in the drilling of eight wells on its Sand Dunes prospect.  Following initial testing which confirmed the presence of crude oil and natural gas, all eight of the Sand Dunes wells have been temporarily shut in due to the high cost associated with salt water disposal and generator rental.

Generators had been rented to provide power to the wells during their initial testing period and associated salt water produced was trucked off-site by an independent contractor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP continues to evaluate its options for salt water disposal. The Partnership anticipates having electric service in place by the end of August 2008, and plans to resume the testing of two or three Sand Dunes wells at that time. However, the Partnership estimates that it will be at least an additional 180 days from the date of this Quarterly Report before efficient salt water disposal capability is in place for the Sand Dunes prospect.

The unproved properties owned by the Partnership at June 30, 2008 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight Sand Dunes wells already drilled can be fully analyzed, it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations related to the un-drilled leasehold interests in the Sand Dunes prospect at its current working interest ownership level is approximately $150,000-$200,000 per location.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. As of June 30, 2008, Reef has also contributed or accrued $300,618 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,329,901 available for Partnership activities. The Partnership expects to expend approximately $1,048,000 in excess of the available capital on the thirty-five developmental and fifteen exploratory wells referred to above. With the exception of costs to be spent in connection with salt water disposal facilities for the Sand Dunes wells, these funds are expected to be expended over a period of approximately thirty-nine months beginning in July 2005 through September 2008. Expenditures in excess of available capital will be deducted from Partnership distributions over a six to eight month period beginning in August 2008.

During this quarter, completion operations were finished on the Rob L RA SUA CL&F #1 (“Gumbo II”) well located in Terrebonne Parish, Louisiana, and the well began production operations in May 2008. The operator of the well slowly increased production volumes to their current levels during the first 30-45 days of production. The well is currently producing approximately 14 million cubic feet of natural gas per day and 1,300 barrels of condensate (oil) per day. The Partnership owns an estimated 3.4% revenue interest in the well’s production, and expects the well to have a significant positive impact on overall profitability of the Partnership. In June 2008, the four Sand Dunes wells undergoing extended testing and evaluation were shut-in due to the high cost associated with salt water disposal and generator rental. Upon installation of electricity to the Sand Dunes well-site locations, which is expected to occur by the end of August 2008, testing will resume on two or three of the Sand Dunes wells in order to determine their potential commercial productivity. One Partnership developmental well located in Lavaca County, Texas ceased producing during this quarter and is expected to be plugged and abandoned.  At June 30, 2008, the Partnership had sixteen producing wells. The Partnership also agreed to participate in an exploratory well located on an existing Partnership exploratory prospect in Live Oak County, Texas. This well is expected to begin drilling operations in late August. The estimated well cost of $150,000 is a part of the $1,048,000 budget deficit referred to above, which will be recovered through a reduction of Partnership distributions over a six to eight month period beginning in August 2008.

The Partnership has working capital of $1,750,858 at June 30, 2008, which includes a cash deficit of $433,481 in connection with drilling, completion, and facilities costs and $2,184,339 of interest income and net revenues available for distribution to investor partners. The Partnership has expended $32,763,382 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Excess drilling, completion, and facilities costs are being recovered through a reduction of partner distributions from productive wells. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	7,580	5,399	13,852	6,973
Natural gas (Mcf)	170,332	72,242	324,211	131,858
Equivalent barrels (6 Mcf equals 1 Bbl)	35,969	17,439	67,887	28,949

Average sales prices received:
Oil (Barrels)	$125.84	$61.29	$111.54	$60.01
Natural gas (Mcf)	$11.95	$7.35	$10.38	$7.23

The Partnership had seventeen productive wells at the beginning of the second quarter of 2008, one of which ceased production during the quarter. During the comparable quarter of 2007, the Partnership had sixteen productive wells. However, none of the three largest producers during the second quarter of 2008 were productive during the second quarter of 2007. Approximately 67.9% of total Partnership reserves are concentrated in three wells which became productive in September 2007, January 2008, and May 2008. During the second quarter of 2008, these three wells accounted for 5,119 barrels (67.5%) and 129,326 Mcf (75.9%) of total production during the quarter. One of these three wells, the Gumbo II well, began production in May 2008. The operator of the well slowly increased production rates from the well during the first 30-45 days of production. Because the well did not reach its current production level of approximately 14 million cubic feet of natural gas per day and 1,300 barrels of condensate (oil) per day until late June 2008, the Partnership expects production volumes during the third quarter of 2008 from the Gumbo II well to exceed second quarter volumes. We anticipate that during the third quarter of 2008, the Partnership will achieve its peak production levels and expect that quarterly volumes will thereafter begin to decline.

Net proved oil and natural gas reserves of the Partnership at June 30, 2008 and 2007 include proved developed producing reserves and proved developed non-producing reserves. Net proved oil and natural gas reserves at June 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $116,000 as of June 30, 2008. All of the Partnership’s reserves are located in the United States.

Estimated proved developed non-producing reserves at June 30, 2008 included in the above totals which are attributable to the eight Sand Dunes wells are 39,012 barrels of oil and 82,707 Mcf of natural gas.

The Partnership has sixteen productive wells at June 30, 2008. The Partnership’s reserves are highly concentrated in three of these sixteen wells. These three wells are the Gumbo II well in Terrebonne Parish, Louisiana, the Dolphin B well in the Gulf of Mexico, and the HBR A Big Gas Unit well in Galveston County, Texas. These three wells have total estimated proved reserves of 91,303 barrels of oil and 2,425,717 Mcf of natural gas at June 30, 2008.  Using a conversion factor of 6 Mcf to 1 barrel of oil, these three wells have approximately 67.9% of total Partnership reserves at June 30, 2008.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2008	170,697	3,352,291
June 30, 2007	51,716	722,372

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Partnership had net income totaling $1,807,487 for the three month period ended June 30, 2008, compared to a net loss of $3,143,327 for the three month period ended June 30, 2007.

Partnership revenues totaled $2,989,817 for the three months ended June 30, 2008 compared to $862,040 for the comparable period in 2007. The Partnership’s three largest wells accounted for 67.5% of oil sales volumes and 75.9% of gas sales volumes during the second quarter of 2008. None of these three wells produced during the second quarter of 2007.

While the percentage increase in oil and gas sales volumes totaled 40.4% for oil and 235.8% for gas, overall revenues increased 346.8% because of higher prices associated with the increased sales volumes. As shown in the table above, oil prices more than doubled and gas prices increased by approximately 62.5% during the three month period ended June 30, 2008 compared to the same period of 2007.

Production expenses averaged $11.55 per equivalent barrel of oil produced during the second quarter of 2008 compared to $7.69 per equivalent barrel of oil produced during the second quarter of 2007. The Sand Dunes wells, prior to being shut-in in mid June, had a net operating loss totaling $38,612 during the three month period ending June 30, 2008. Excluding revenues and expenses related to the Sand Dunes prospect, production expenses averaged $9.89 per equivalent barrel of oil during the second quarter of 2008.

During the three month period ended June 30, 2007, the Partnership incurred property impairment cost totaling $3,133,114. The impairment resulted from major downward revisions in the estimated reserves of four Partnership wells which had begun production operations during the prior six months. The impairment cost was the major reason for the net loss during the quarter. As a result of the three significant discoveries beginning in September 2007, the Partnership has had no impairment cost subsequent to the second quarter of 2007.

General and administrative costs incurred during the three months ended June 30, 2008 and 2007 increased from $78,300 in 2007 to $220,720 in 2008. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it to the Partnership based on the Partnership’s relative portion of total revenues, expenses and capital costs. The impact to the Partnership during the second quarter of 2008 was an increase of $116,673 over the amount charged during the second quarter of 2007. We expect the overhead charge to increase or stay at the same level during the third quarter of 2008 depending upon the total revenues, expenses and capital costs for the third quarter of 2008.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

The Partnership had net income totaling $2,782,145 for the six month period ended June 30, 2008, compared to a net loss of $9,655,317 for the six month period ended June 30, 2007.

During the first six months of 2007, the Partnership incurred impairment costs totaling $9,466,246. Approximately $4,060,000 of the impairment was the result of the drilling of three unsuccessful wells during the first quarter of 2007, and the remainder was the result of reserve reductions on successful Partnership wells.

The Partnership did not have significant reserve levels and significant associated future estimated discounted net cash flow levels from existing reserves during the first half of 2007 to cover the capitalized costs of these dry holes, or to cover the drop in future estimated discounted cash flows which occurred as a result of the reserve reductions. Because of the three significant reserve discoveries beginning with the well completed in September 2007, as well as the significant upward trend in oil and gas prices, the Partnership now has future estimated discounted cash flows from its reserves that are significantly in excess of capitalized costs, and the Partnership has not recorded any impairment expense subsequent to the six month period ended June 30, 2007.

Partnership revenues totaled $4,910,097 for the six months ended June 30, 2008 compared to $1,371,771 for the comparable period in 2007. The difference is primarily due to the results of the Gumbo II well in Terrebonne Parish, Louisiana, the Dolphin B well in the Gulf of Mexico, and the HBR A Big Gas Unit in Galveston County, Texas, which accounted for no sales volumes and no revenues during the six months ended June 30, 2007, and accounted for 67.8% of the gas sales volumes, 61.2% of the oil sales volumes, and $3,263,594 (66.5%) of total revenues for the six month period ended June 30, 2008, as well as the tremendous increases in oil and gas prices between these two periods. Had the volumes sold during the first half of 2008 been sold at the same average prices received during the first half of 2007, revenues from those sales would have been approximately $3,175,000. Thus, the difference in pricing alone accounts for over 35% of the revenues received during the first half of 2008.  Because the Partnership will have three full months of sales volumes from the Gumbo II well during the third quarter of 2008, we expect production and sales volumes to peak next quarter. We expect that average prices received for our sales may decline slightly from second quarter levels, but anticipate an increase in total sales revenues based upon increased sales volumes.

Production expenses averaged $11.15 per equivalent barrel of oil produced during the first six months of 2008 compared to $7.80 per equivalent barrel of oil produced during the half of 2007. The Sand Dunes wells, prior to being shut-in in mid June 2008, had a net operating loss totaling $58,858 during the first half of 2008. Excluding Sand Dunes revenues and expenses, production expenses averaged $9.71 per equivalent barrel of oil during the first half of 2008.

General and administrative costs incurred during the six months ended June 30, 2008 and 2007 increased from $113,345 in 2007 to $336,544 in 2008. During the first quarter of 2008 as compared to 2007, the increase totaled approximately $90,000, and was related to the overall increased well count and activities of the Partnership. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it to the Partnership based on the Partnership’s relative portion of total revenues, expenses and capital costs. The impact to the Partnership during the second quarter of 2008 was an increase of $116,673 over the amount charged during the second quarter of 2007. We expect the overhead charge to increase or stay at the same level during the third quarter of 2008 depending upon the total revenues, expenses and capital costs for the third quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At June 30, 2008, Reef had contributed or accrued $300,618 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,329,901 available for Partnership oil and gas operations. As of June 30, 2008, the Partnership had expended $32,625,065 on property acquisitions and prepayments and $138,317 on general and administrative expenses. The Partnership will expend additional funds in connection with the drilling of an exploratory well located on an existing Partnership exploratory prospect in Live Oak County, Texas during the third quarter and is expected to expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital are being deducted from Partnership distributions beginning in August 2008.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 19, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 19, 2008	By:	/s/ David M Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(principal financial and accounting officer)