Form 10-Q
period 2008-09-30
Reef Global Energy VI, L.P.
filed 2008-11-14
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of September 30, 2008, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$986,296	$2,366,065
Accounts receivable from affiliates	909,026	15,098
Total current assets	1,895,322	2,381,163

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $22,282,544 and $20,632,938	10,928,900	11,359,244
Unproved properties	172,930	172,930
Net oil and gas properties	11,101,830	11,532,174

Total assets	$12,997,152	$13,913,337

Liabilities and partnership equity

Current liabilities:
Accounts payable	$5,704	$1,981
Accounts payable to affiliates	294,789	661,692
Total current liabilities	300,493	663,673

Long-term liabilities:
Accounts payable to affiliates	—	144,789
Asset retirement obligation	349,178	305,215
Total long-term liabilities	349,178	450,004

Partnership equity:
General partners	—	9,975,966
Limited partners	11,452,269	2,022,276
Managing general partner	895,212	801,418
Partnership equity	12,347,481	12,799,660

Total liabilities and partnership equity	$12,997,152	$13,913,337

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and gas income	$2,738,367	1,151,705	$7,648,464	2,523,476
Total revenues	2,738,367	1,151,705	7,648,464	2,523,476

Costs and expenses:
Lease operating expenses	115,549	152,708	546,621	283,334
Production taxes	187,102	73,106	512,991	168,266
Depreciation, depletion and amortization	609,481	520,323	1,641,793	1,996,437
Property impairment	—	—	—	9,466,246
Accretion of asset retirement obligation	4,035	9,563	17,855	30,910
General and administrative	163,537	42,663	500,081	156,008
Total costs and expenses	1,079,704	798,363	3,219,341	12,101,201

Income (loss) from operations	1,658,663	353,342	4,429,123	(9,577,725)

Other income:
Interest income	1,494	73,693	13,179	349,443
Total other income	1,494	73,693	13,179	349,443

Net income (loss)	$1,660,157	427,035	$4,442,302	(9,228,282)

Net income (loss) per general partner unit	$—	218.59	$1,575.32	(6,203.17)
Net income (loss) per limited partner unit	$940.55	218.59	$2,515.87	(6,203.17)
Net income (loss) per managing general partner unit	$4,158.26	1,513.19	$11,143.78	(4,590.81)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$4,442,302	$(9,228,282)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,641,793	1,996,437
Property impairment	—	9,466,246
Accretion of asset retirement obligation	17,855	30,910
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(900,888)	46,842
Accounts payable	3,723	(782)
Accounts payable to affiliates	—	32,430
Net cash provided by operating activities	5,204,785	2,343,801

Investing Activities
Property acquisition and development	(1,245,788)	(11,465,757)
Plugging and abandonment costs paid from ARO	(1,245)	—
Net cash used in investing activities	(1,247,033)	(11,465,757)

Financing Activities
Partner capital contributions	18,979	114,405
Offering costs	(450,000)	—
Partner distributions	(4,906,500)	(1,950,750)
Net cash used in financing activities	(5,337,521)	(1,836,345)

Net decrease in cash and cash equivalents	(1,379,769)	(10,958,301)
Cash and cash equivalents at beginning of period	2,366,065	15,641,945
Cash and cash equivalents at end of period	$986,296	$4,683,644

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$992,736
Property additions and asset retirement obligation	$35,166	$53,604
Adjustment to asset retirement obligation	$7,813	$—
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$8,138	$46,119
Offering costs included in accounts payable to affiliates	$294,789	$200,000
Offering costs included in long-term accounts payable to affiliates	$—	$604,789

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the 3rd quarter of 2008. The additional general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items during the third quarter have been allocated between the managing general partner and the limited partners.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2008, the Partnership recognized no property impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2008, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	Nine months ended September 30, 2008	Year ended December 31, 2007
Beginning asset retirement obligation	$305,215	$203,803
Additions related to new properties	35,166	66,996
Accretion expense	17,855	34,416
Retirement related to property abandonment and restoration	(9,058)	—
Ending asset retirement obligation	$349,178	$305,215

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the nine month periods ended September 30, 2008 and 2007, the Partnership incurred technical services and administrative costs totaling $499,617 and $746,206, respectively. Of these amounts, $79,334 and $663,512 represent technical services costs capitalized as project costs, and $420,283 and $82,694 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the nine months ended September 30, 2008, this 1% obligation totaled $12,019. At September 30, 2008 and December 31, 2007, Reef owed the Partnership $8,138 and $15,098 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2008, RELP owed the Partnership $900,888 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2007, the Partnership owed RELP $61,692 for joint interest charges (primarily for drilling of wells) and technical and administrative services charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates at September 30, 2008 and December 31, 2007 also includes $294,789 and $744,789, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received reimbursement for actual commissions and organization and offering costs as incurred, up to a maximum of 13.5%. The remaining balance is being paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began reimbursing Reef $50,000 per month beginning in January 2008. During the first nine months of 2008, the Partnership paid $450,000 of the unpaid management fee balance due to Reef. The remaining $294,789 balance due at September 30, 2008 has been classified as a current liability because the Partnership expects to complete payment of the balance due within the next twelve months.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2008 is detailed below:

For the three months ended September 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$313,379	$4,158.26
Limited partner units **	1,431.897	1,346,778	$940.55
Total	1,507.260	$1,660,157

For the nine months ended September 30, 2008

Type of Unit	Number of Units	Net income	Net loss per unit
Managing general partner units	75.363	$839,829	$11,143.78
General partner units *	—	1,875,514	$1,575.32
Limited partner units **	1,431.897	1,726,959	$2,515.87

Total	1,507.260	$4,442,302

*                           Represents income earned by the 1,190.561 general partner units through June 30, 2008.

**                    There were 241.336 limited partner units and $380,181 of income allocated to limited partners through June 30, 2008. During the 3rd quarter, after conversion of the 1,190.561 general partner units to limited partner units, there were 1,431.897 limited partner units and $1,346,778 of income.

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (two prospects) County, Texas. Three of the wells located in Jackson and Lavaca County, Texas and Acadia Parish, Louisiana have ceased production. The Partnership participated in the drilling of eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership also purchased working interests in fourteen exploratory prospects, upon which a total of fifteen exploratory and eight developmental wells have been drilled, including the well drilled in September 2008 (see below). The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Jefferson (two prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. During September 2008, the Partnership participated in the drilling of an additional exploratory well on the prospect in Live Oak County, Texas which was successful and began production operations in November 2008.  The Partnership participated in the drilling of seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Of the fifteen successful wells, three wells located in St. Martin and Terrebonne Parish, Louisiana and in Live Oak County, Texas have ceased production.

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

The Partnership estimates that total drilling, completion and facilities expenditures, including the costs of the well drilled in September and the estimated cost of salt water disposal facilities for the Sand Dunes wells (discussed below), will exceed available capital by approximately $1,029,000. The Partnership began recovery of these excess expenditures in August 2008 by reducing Partnership monthly distributions, and has recovered $482,000 as of the date of this report. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The table below summarizes Partnership drilling expenditures at September 30, 2008 by classification of well. Drilling, completion, and facilities costs include $303,397 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,467,980	$19,162,858	$20,630,838
Exploratory wells	1,236,951	11,303,995	12,540,946
Unproved properties	172,930	—	172,930
Total	$2,877,861	$30,466,853	$33,344,714

The Partnership has participated in the drilling of eight wells on its Sand Dunes prospect.  Following initial testing which confirmed the presence of crude oil and natural gas, all eight of the Sand Dunes wells were temporarily shut in during June 2008 due to the high cost associated with salt water disposal and generator rental. Generators had been rented to provide power to the wells during their initial testing period and associated salt water produced was trucked off-site by an independent contractor. The Sand Dunes wells remained shut-in throughout July 2008 and August 2008. Electric service was connected to the eight Sand Dunes wells during September 2008, and three of those wells resumed testing in late September 2008 to determine their potential commercial productivity. This testing is scheduled to continue for 60 to 90 days, during which time Reef will also attempt to determine the preferred location and size of bottom hole pumps to achieve optimal well performance. Reef continues to explore the most cost effective method of salt water disposal based upon its estimate of the salt water volumes it anticipates will be produced by these wells, using the current well testing as a basis to predict disposal volumes. If Reef determines the Sand Dunes wells are commercially productive, the options for disposal of salt water include the drilling of a salt water disposal well, conversion of one of the existing eight wells to a salt water disposal well, or trucking salt water offsite to an existing third party salt water disposal well. Should Reef decide to drill a salt water disposal well or convert an existing well into a salt water disposal well, the Partnership estimates it will be at least an additional 180 days from the date of this Quarterly Report before efficient salt water disposal capability is in place for the Sand Dunes prospect.

The unproved properties owned by the Partnership at September 30, 2008 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight Sand Dunes wells already drilled can be fully analyzed, it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations related to the un-drilled leasehold interests in the Sand Dunes prospect at its current working interest ownership level is approximately $150,000-$200,000 per location.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. As of September 30, 2008, Reef has also contributed or accrued $308,756 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,338,039 available for Partnership activities. The Partnership expects to expend approximately $1,029,000 in excess of the available capital on the thirty-five developmental and fifteen exploratory wells referred to above. With the exception of costs to be spent in connection with salt water disposal facilities for the Sand Dunes wells, these funds are expected to be expended over a period of approximately forty-one months beginning in July 2005 through November 2008. Expenditures in excess of available capital are currently being deducted from Partnership distributions over a six to eight month period beginning in August 2008, and $482,000 has been recovered as of the date of this report ($308,000 as of September 30, 2008).

Drilling operations with the initial capital raised by the Partnership were completed in February 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. During this quarter, the Partnership participated in the drilling of an additional exploratory well located on an existing Partnership exploratory prospect in Live Oak County, Texas.  The well was drilled during September 2008, has been completed, and was placed on production on November 4, 2008. The Partnership began and ended the third quarter of 2008 with sixteen productive wells, and has seventeen productive wells as of November 4, 2008. All three of the Partnership’s largest producing wells were shut-in by Hurricanes Gustav and/or Ike for portions of this third quarter. The Dolphin B well in the Gulf of Mexico was shut-in for fourteen days, the HBR A Big Gas Unit (“HBR A”) in Galveston County, Texas was shut-in for fourteen days, and the Rob L RA SUA CL&F #1 well (the “Gumbo II” well) in Terrebonne Parish, Louisiana was shut-in for 30 days. Damage to the gas plant accepting deliveries of the gas from the Gumbo II well caused the operator of the well to expend funds (approximately $10,000 attributable to this Partnership) in order to re-route the gas production to a different plant in order to avoid a longer shut-in period.  The loss of sales volumes from these wells caused third quarter sales volumes on an equivalent barrel of oil basis (EBO) to be slightly less than second quarter sales volumes. The Partnership had previously been predicting higher third quarter sales volumes.

The Partnership has working capital of $1,594,829 at September 30, 2008. This amount includes $2,128,424 of interest income and net revenues available for distribution to investor partners, less $533,595 that the Partnership has expended on drilling, completion and facilities in excess of available capital (consisting of $841,595 of expenditures in excess of available capital, less $308,000 recovered as of September 30, 2008). The Partnership has expended $33,179,634 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Excess drilling, completion, and facilities costs are being recovered through a reduction of partner distributions from productive wells. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 Mcf of natural gas to 1 barrel of oil.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	8,790	5,995	22,642	12,968
Natural gas (Mcf)	162,091	102,332	486,302	234,190
Equivalent barrels (EBO)	35,805	23,050	103,692	51,199

Average sales prices received:
Oil (Barrels)	$117.52	$72.40	$113.86	$65.74
Natural gas (Mcf)	$10.52	$7.01	$10.43	$7.14

The Partnership had sixteen productive wells during the third quarter of 2008. During the comparable quarter of 2007, the Partnership had eighteen productive wells. However, only one of the three largest producers during the third quarter of 2008 was productive during the third quarter of 2007, and that well did not begin production operations until September 2, 2007. Approximately 70.4% of total Partnership reserves are concentrated in three wells which became productive in September 2007, January 2008, and May 2008. During the third quarter of 2008, these three wells accounted for 6,883 barrels (78.3%) and 121,012 Mcf (74.7%) of total production during the quarter, despite the fact that all three wells were shut-in for a portion of the quarter as a result of Hurricanes Gustav and/or Ike. Although we expected that the partnership would achieve its peak production in the 3rd quarter of 2008, because those three wells were shut-in for portions of the quarter, we now anticipate that during the fourth quarter of 2008, the Partnership will achieve its peak production levels. We also expect that quarterly volumes will thereafter begin to decline. However, recent declines in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Net proved oil and natural gas reserves of the Partnership at September 30, 2008 and 2007 include proved developed producing reserves and proved developed non-producing reserves. Net proved oil and natural gas reserves at September 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $116,000 as of September 30, 2008. All of the Partnership’s reserves are located in the United States.

Estimated proved developed non-producing reserves at September 30, 2008 included in the above totals which are attributable to the eight Sand Dunes wells are 36,308 barrels of crude oil and 77,676 Mcf of natural gas.

The Partnership has sixteen productive wells as of September 30, 2008. The Partnership’s reserves are highly concentrated in three of these wells. These three wells are the Gumbo II well in Terrebonne Parish, Louisiana, the Dolphin B well in the Gulf of Mexico, and the HBR A well in Galveston County, Texas. These three wells have total estimated proved reserves of 79,466 barrels of oil and 1,987,470Mcf of natural gas at September 30, 2008.  Using a conversion factor of 6 Mcf to 1 barrel of oil, these three wells have approximately 70.4% of total Partnership reserves at September 30, 2008.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2008	133,821	2,698,874
September 30, 2007	162,393	2,004,903

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Partnership had net income totaling $1,660,157 for the three month period ended September 30, 2008, compared to net income of $427,035 for the three month period ended September 30, 2007.

Partnership revenues totaled $2,738,367 for the three months ended September 30, 2008 compared to $1,151,705 for the comparable period in 2007. The Partnership’s three largest wells accounted for 78.3% of oil sales volumes and 74.7% of gas sales volumes during the third quarter of 2008. The HBR A well, which began production operations on September 2, 2007, accounted for 9.9% of oil sales volumes and 13.6% of gas sales volumes during the third quarter of 2007, despite producing for only one month during the quarter. This is the only one of the Partnership’s three most productive wells which was in production during the third quarter of 2007. While the Partnership had eighteen productive wells during the three month period ended September 30, 2007 compared to sixteen productive wells during the three month period ended September 30, 2008, the eighteen wells produced at much lower average production volumes, and actual production volume from these eighteen wells was only 64.4% of the volume from the sixteen wells that produced during the third quarter of 2008.

While the percentage increase in oil and gas sales volumes totaled 46.6% for oil and 58.4% for gas during the three month period ended September 30, 2008, overall revenues increased 137.8% because of higher prices associated with the increased sales volumes. As shown in the table above, oil prices increased by approximately 62.3% and gas prices increased by approximately 50.1% during the three month period ended September 30, 2008 compared to the same period of 2007. The difference in gross revenues for the comparable periods totaled $1,586,662. The difference in net income between these comparable periods totaled $1,233,122. The great majority of the increased revenues flowed straight to net income, as total costs and expenses rose only from $798,363 during the three month period ended September 30, 2007, to $1,079,704 for the three month period ended September 30, 2008. Approximately $114,000 of this increase is attributable to increased oil and gas production taxes resulting from higher sales prices. However, recent declines in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Production expenses averaged $8.45 per equivalent barrel of oil produced during the third quarter of 2008 compared to $9.80 per equivalent barrel of oil produced during the third quarter of 2007.

General and administrative costs incurred during the three months ended September 30, 2008 and 2007 increased from $42,663 in 2007 to $163,537 in 2008. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. The impact to the Partnership during the third quarter of 2008 was an increase of $124,671 (from $32,430 to $157,101) in overhead charged during the third quarter of 2008 over the amount charged during the third quarter of 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The Partnership had net income totaling $4,442,302 for the nine month period ended September 30, 2008, compared to a net loss of $9,228,282 for the nine month period ended September 30, 2007.

The Partnership incurred impairment costs totaling $9,466,246 during the nine month period ended September 30, 2007, all of which was incurred during the first two quarters of 2007. Approximately $4,060,000 of the impairment was the result of the drilling of three unsuccessful wells during the first quarter of 2007, and the remainder was the result of reserve reductions on successful Partnership wells. The discovery of the HBR A well and its associated reserve additions during the third quarter of 2007, as well as the upward trend in oil prices (the average price per barrel of crude oil sold was $61.29 during the second quarter of 2007 as compared to $72.40 during the third quarter of 2007), provided the Partnership with estimated discounted cash flows from its reserves at September 30, 2007 that were in excess of capitalized costs, and the Partnership has not recorded any impairment cost subsequent to June 30, 2007. The Partnership had net income of $237,964 for the nine month period ended September 30, 2007 prior to the impairment charge of $9,466,246.

Partnership revenues totaled $7,648,464 for the nine months ended September 30, 2008 compared to $2,523,476 for the comparable period in 2007. The difference is primarily due to the results of the Gumbo II, Dolphin B and HBR A wells. These three wells accounted for 70.1% of the gas sales volumes, 67.9% of the oil sales volumes, and $5,329,448 (69.7%) of total revenues for the nine month period ended September 30, 2008. During the comparable nine month period ended September 30, 2007, the Partnership had one month of sales from the HBR A well, which totaled $126,496, or 5.0% of total revenues, and no sales from the Gumbo II or Dolphin B wells. In addition to the fact that these three wells were primarily responsible for slightly more than doubling the comparable sales volumes for 2008 as compared to 2007, the industry also saw an increase in oil and gas prices between these two periods (see table above). Had the volumes sold during the first nine months of 2007 been sold at the same average prices received during the first nine months of 2008, revenues from those sales would have increased by approximately $1,396 million.

The difference in gross revenues for the comparable periods totals $5,124,988, while the difference in net income before impairment charges totals $4,204,338, indicating that the great majority of the gross revenues realized from the increased prices received during the first nine months of 2008 have flowed directly into net income. Total costs and expenses, not including impairment charges, increased from $2,634,955 during the first nine months of 2007 to $3,219,341 during the first nine months of 2008. Approximately $345,000, or 59.1% of this increase, is attributable to increased oil and gas production taxes resulting from the higher 2008 sales prices. However, recent declines in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Production expenses averaged $10.22 per equivalent barrel of oil produced during the first nine months of 2008 compared to $8.82 per equivalent barrel of oil produced during the first nine months of 2007. The Sand Dunes wells had a net operating loss totaling $66,626 during the first nine months of 2008. Excluding Sand Dunes revenues and expenses, production expenses averaged $9.18 per equivalent barrel of oil during the first nine months of 2008.

Interest income for the nine months ended September 30, 2008 was $13,179 as compared to $349,443 for the comparable period ended September 30, 2007. During 2007, the Partnership earned interest income from the short-term investment of un-expended capital. Most Partnership capital was expended by the end of 2007, and the Partnership has expended capital in excess of its available capital during 2008. Therefore there has been minimal cash to invest during the comparable period in 2008.

General and administrative costs incurred during the nine months ended September 30, 2008 and 2007 increased from $156,008 in 2007 to $500,081 in 2008. During the first quarter of 2008 as compared to 2007, the increase totaled approximately $90,000, and was related to the overall increased well count and activities of the Partnership. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. The impact to the Partnership during the second and third quarters of 2008 was an increase of $241,344 (from $68,202 to $309,546) in overhead charged during the second and third quarters of 2008 over the amount charged during the third quarter of 2007.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2008, Reef had contributed or accrued $308,756 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,338,039 available for Partnership oil and gas operations. As of September 30, 2008, the Partnership had expended $33,041,317 on property acquisitions and prepayments and $138,317 on general and administrative expenses. The Partnership will expend additional funds during the fourth quarter in order to complete a successful exploratory well drilled in September 2008 and located on an existing Partnership exploratory prospect in Live Oak County, Texas, and is expected to expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital began being deducted from Partnership distributions in August 2008.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-122935-01, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-122935-01, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 14, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 14, 2008	By:	/s/ David M. Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-122935-01, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-122935-01, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith