Form 10-K
period 2008-12-31
Reef Global Energy VI, L.P.
filed 2009-04-15
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2009, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VI, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

Introduction

Reef Global Energy VI, L.P. (the Partnership) is the first in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program). The Partnership was formed in the state of Nevada on July 18, 2005.  The Partnership purchased working interests in oil and gas prospects and participated in the drilling of wells on those prospects. The primary objectives of the Partnership are to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects upon which it drilled twenty-seven developmental wells. The Partnership purchased working interests in fourteen exploratory prospects upon which it drilled fifteen exploratory and eight developmental wells. These prospects are located onshore in Texas, Louisiana, Oklahoma, New Mexico and in U.S. coastal waters in the Gulf of Mexico. In 2008, the Partnership completed drilling operations with the capital previously raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership Agreement, the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP) or its predecessor OREI, Inc. (OREI) has served as operator of the prospect. During 2006, OREI transferred operator status of all prospects operated by OREI to RELP. RELP serves as operator of eight developmental and four exploratory Partnership prospects. RELP operates one successful developmental well and two successful exploratory wells located on three Partnership prospects.  In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in eight developmental and four exploratory prospects internally sourced by RELP, and twelve developmental and ten exploratory prospects generated by and purchased from third parties. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce crude oil or natural gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas, or wells drilled to extend a known reservoir.

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

Consulting Agreements for Prospect Acquisitions

Reef entered into three agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. Under the terms of these agreements, Reef had the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI an annual fee for the geological and geophysical services provided by CMI. Two of these agreements expired in January 2006, and one expired in November, 2006.

Reef also entered into an agreement with Access Exploration Corp. (AEC), a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement provided Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef paid AEC an annual fee for the geological and geophysical services provided by AEC. This agreement expired in October 2007.

Prospects approved for acquisition by Reef under these agreements were assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program paid Reef, on a pro rata basis, a portion of the fees paid by Reef under these agreements during the term of the Program. Total reimbursements to Reef by the partnerships formed as a part of this Program were equal to the actual fees paid by Reef under these agreements. The Partnership paid Reef $240,658 as its pro rata share of these fees. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

Drilling and Completion Phase of Operations

RELP is currently the operator of eight developmental and four exploratory prospects, and serves as operator of three successful wells in which the Partnership has a working interest. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the prospect is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

On all prospects operated by OREI and later transferred to RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus OREI’s or RELP’s monthly operator fees at the competirtive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that fail to result in the discovery of commercial quantities of crude oil or natural gas are plugged and abandoned in accordance with applicable regulations.  Twenty development wells and seven exploratory wells drilled by the Partnership were unsuccessful.  Of the twenty unsuccessful developmental wells, eight developmental wells on the Sand Dunes prospect in which the Partnership participated have not been plugged and abandoned at this time.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership drilled fifteen successful developmental and eight successful exploratory wells. Three of the developmental wells and three of the exploratory wells have ceased production. Twelve developmental and seven exploratory wells were unsuccessful and have been plugged and abandoned. Eight developmental wells on the Sand Dunes prospect in which the Partnerhsip participated are unsuccessful but have not been plugged and abandoned at this time.

The Partnership has entered into agreements with third party marketers to sell the crude oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices.  In some cases the Partnership has elected to sell its production under marketing arrangements entered into by the operator of the well. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a longer term.  The Partnership sells natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or  enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.  See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2008, one marketer and two operators accounted for 57.2%, 17.4%, and 11.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, one marketer and two operators accounted for 53.9%, 23.0%, and 10.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2006, five operators accounted for 31.9%, 14.9%, 14.2%, 11.5%, and 11.2% of the Partnership’s crude oil and natural gas revenues. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former investor general partners to that of a limited partner. Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, investor general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

Competition

There are thousands of oil and gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

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

Markets

The marketing of crude oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

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

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of natural gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for crude oil produced and sold from the Partnership’s wells.

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

Production.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

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

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the natural gas produced by the Partnership’s wells will be considered price-decontrolled natural gas and that the Partnership’s natural gas will be sold at fair market value.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through January 1, 2006, OREI employed a staff including geologists, petroleum engineers, landmen, and accounting personnel who administered all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to RELP, where they continue to administer all of the Partnership’s operations. The Partnership reimburses OREI and RELP for technical and administrative services at cost.  See “Item 11- Executive Compensation.”

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in ITEM 1A of this Annual Report captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Crude oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control.

The financial condition, results of operations, and the carrying value of our oil and gas properties depend primarily upon the prices received for our crude oil and natural gas production. Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from crude oil and natural gas production. The prices for crude oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•	the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand;

•	the ability of the members of OPEC to agree to and maintain crude oil price and production controls;

•	domestic government regulations and taxes;

•	the price and availability of foreign exports and alternative fuel sources;

•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•	political conditions in oil and gas producing regions, including the Middle East, Nigeria, and Venezuela; and

•	domestic and worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 78.8% of the Partnership’s estimated proved reserves at December 31, 2008 were natural gas, and, as a result, financial results are more sensitive to fluctuations in natural gas prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has not engaged in such activities. Accordingly, the Partnership is at risk for the volatility in crude oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

Oil and gas well drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling oil and gas wells involves numerous risks, including the risk that no commercially productive crude oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

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

Crude oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

You should not assume that any present value of future net cash flows from our producing reserves shown in this Annual Report is the market value for our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves are based upon prices and costs in effect at the end of the period held constant and discounted at 10%. Actual future prices and costs may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and tax rates.

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

Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased working interests in fourteen exploratory prospects upon which fifteen exploratory and eight developmental wells were drilled. Eight exploratory wells were successful and seven exploratory wells were unsuccessful. Seven developmental wells were successful and one was unsuccessful. Three of the successful exploratory wells have ceased production as of December 31, 2008.

The production and producing life of Partnership wells is uncertain.

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient crude oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

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

Our dependence on third parties for the processing and transportation of crude oil and natural gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners.

We rely on third parties to process and transport the crude oil and natural gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

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

The Partnership expended funds in excess of the previously raised capital in connection with the drilling and completion of wells and acquisition of the prospects during the drilling phase of operations. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations.  Any future requirement for additional funding for drilling or for repayment of the excess capital spent during the drilling phase of operations will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

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

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Texas, Louisiana, Oklahoma, and New Mexico and offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects. The Partnership drilled eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (2 prospects) County, Texas. One well located in Lavaca County, Texas ceased production during 2007 and two wells located in Acadia Parish, Louisiana and JacksonCounty, Texas ceased production during 2008. The Partnership drilled eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells; however, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the field was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the eight wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells have been classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the December 31, 2008 reserve information presented in this Annual Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also has interests in unproved property consisting of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership has fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to conduct any drilling operations on this acreage.

The Partnership purchased working interests in fourteen exploratory prospects, upon which a total of fifteen exploratory and eight developmental wells were drilled. The Partnership drilled eight successful exploratory wells, seven successful developmental wells, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Jefferson (2 prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. The Partnership drilled seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Of the fifteen successful wells, three wells located in St. Martin and Terrebonne Parish, Louisiana and in Live Oak County, Texas ceased production in 2006 and 2007.

Seventeen of the twenty-three successful wells in which the Partnership participated in drilling are currently productive.

Proved Crude Oil and Natural Gas Reserves

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 and 2007 estimates of net proved crude oil and natural gas reserves. Net proved crude oil and natural gas reserves as of December 31, 2006 were estimated by a petroleum engineer employed by RELP. The estimated net proved crude oil and natural gas reserves at December 31, 2008, 2007, and 2006 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves, December 31, 2006	69,253	1,597,089
Net proved reserves, December 31, 2007	186,993	3,401,162
Net proved reserves, December 31, 2008	99,980	2,232,028

The standardized measure of discounted future net cash flows as of December 31, 2008, 2007 and 2006 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2006	$8,116,583
Standardized measure of discounted future net cash flows as of December 31, 2007	$23,341,108
Standardized measure of discounted future net cash flows as of December 31, 2008	$10,651,949

During the years ended December 31, 2008, 2007, and 2006, the Partnership recorded property impairment costs of proved properties totaling $0, $9,466,246 and $8,145,740 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%.

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

As of December 31, 2008, the Partnership had one managing general partner, and 1,150 investor limited partners. Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 75.363 general partner units and the investor partners hold 1,431.897 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership has made monthly cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs since December 2005.  Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2008.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2008, Reef had contributed $308,756 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,338,039 available for Partnership oil and gas operations. As of December 31, 2008, the Partnership had expended $33,097,643 on property acquisitions and $138,317 on general and administrative expenses.  At December 31, 2008, the Partnership had recovered $640,000 of the $897,921 deficit through a reduction in partner distributions. The remainder of this deficit was recovered during the first quarter of 2009 through reductions in partner distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from Inception (July 18, 2005) to December 31
	2008	2007	2006	2005

Oil and gas sales revenue	$9,444,159	$4,211,670	$552,572	$—
Interest income	15,179	387,479	836,045	218,477
Costs and expenses	(5,011,335)	(12,887,713)	(8,877,529)	(106,989)
Partnership net income (loss)	4,448,003	(8,288,564)	(7,488,912)	111,488
Allocation of net income (loss):
Managing general partner	920,577	(156,552)	(331,615)	(4,464)
General partner units	1,875,514	(6,761,418)	(5,950,984)	96,353
Limited partner units	1,651,912	(1,370,594)	(1,206,313)	19,599
Net income (loss) per managing partner unit	12,215.24	(2,077.31)	(4,400.24)	(59.23)
Net income (loss) per general partner unit	1,575.32	(5,679.19)	(4,998.47)	80.93
Net income (loss) per limited partner unit	2,463.46	(5,679.19)	(4,998.47)	81.21

Total assets	11,539,478	13,913,337	28,061,160	33,800,949
Distributions to managing general partner	966,629	453,728	142,700	7,725
Distributions to investor partners	5,289,871	2,483,022	780,923	42,275
Distributions per general partner unit	1,719.76	1,734.08	545.38	29.52
Distributions per limited partner unit	3,694.31	1,734.08	545.38	29.52
Distributions per managing general partner unit	12,826.31	6,020.57	1,893.50	102.50

Operating Data
Annual sales volume:
Gas (MCF)	659,300	373,949	69,088	—
Oil (BBL)	33,086	20,002	2,374	—

Average sales price:
Gas (per MCF)	$9.36	$7.29	$5.99	$—
Oil (per BBL)	$98.92	$74.20	$58.37	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of oil and gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of  unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2008, 2007 and 2006, the Partnership recognized property impairment expense of proved properties totaling $0, $9,466,246 and $8,145,740, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2008, the Partnership recognized property impairment expense of unproved properties totaling $172,930.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at  December 31, 2008 and 2007, and by a petroleum engineer employed by RELP at December 31, 2006, utilizing the period end prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved crude oil and natural gas reserves and will be computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2008, 2007 and 2006, the Partnership had depreciation, depletion, and amortization expense totaling $2,320,505, $2,468,104 and $552,848, respectively.

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. During the years ended December 31, 2008, 2007 and 2006, the Partnership recognized $35,166, $66,966 and $199,253 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2008, 2007 and 2006, the Partnership had no material gas imbalance positions.

New Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS 159 for any of its financial assets and liablilities that are not currently measured at fair value.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds have been used to purchase prospects and drill oil and gas wells upon those prospects.

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of expenses, are being distributed monthly to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. Subsequent to the original drilling phase of operations, the Partnership has drilled two additional exploratory wells on one of the Partnerships’ prospects located in Live Oak County, Texas. An exploratory well drilled during the third quarter of 2008 was successful and began production operations in November of 2008. A second exploratory well drilled during March 2009 was unsuccessful and was plugged and abandoned. The Partnership utilized cash flow from existing wells by reducing distributions to partners in the drilling of these two wells. The Partnership may conduct additional drilling operations on its prospects in the future.

The Partnership does not operate in any other industry segment. The Partnership expended approximately $1,644,000 for the purchase of working interests in twenty developmental prospects, and expended approximately $1,237,000 for the purchase of working interests in fourteen exploratory prospects.  The Partnership has twenty prospects in Texas, ten in Louisiana, one in Oklahoma, and one in New Mexico, all of which are located onshore, and two prospects located offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership has drilled thirty-five developmental and fifteen exploratory wells on these prospects as of December 31, 2008. Forty-nine of these wells were drilled during the Partnership’s drilling phase of operations, and one additional well was drilled subsequent to the completion of the Partnership’s drillin phase of operations.  Four wells were drilled during 2005, twenty-seven were drilled during 2006, fourteen were drilled during 2007, and five were drilled during 2008. The Partnership has drilled fifteen successful developmental wells, of which twelve are currently productive. The Partnership drilled twenty unsuccessful developmental wells. The Partnership drilled eight successful exploratory wells, of which five are currently productive. The Partnership drilled seven unsuccessful exploratory wells. Subsequent to December 31, 2008, the Partnership participated in the drilling of an unsuccessful exploratory well on one of its prospects.

Should the Partnership elect to borrow monies for additional development activity on its prospects, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Investor partners purchased 1,190.561 general partner units and 241.336 limited partner units for $35,797,434. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. As of December 31, 2008, Reef has also contributed $308,756 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,338,039 available for Partnership activities. The Partnership was formed on July 18, 2005, and the last partner was admitted to the Partnership on October 31, 2005.

The Partnership did not borrow additional funds in accordance with limitations set forth in the Partnership Agreement during the drilling phase of operations. The Partnership expended $32,966,010 on the drilling of 49 wells and $138,317 on general and administrative expenses during its initial drilling phase of operations. The Partnership also expended $131,633 on the drilling of a successful exploratory well in September 2008, subsequent to the completion of the Partnership’s drilling phase. The $897,921 expended in excess of capital raised is being recovered from the cash flow from successful wells by reducing cash distributions to investor partners. At December 31, 2008, $640,000 had been recovered.

In March 2009, Reef committed to the drilling of a third exploratory well on this prospect at a cost of approximately $220,000 which will also be recovered by utilizing cash flow from successful wells. There are no plans to conduct any additional drilling on Partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership.

The table below summarizes Partnership drilling expenditures as of December 31, 2008 by type and classification of well:

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,644,361	$19,020,050	$20,664,411
Exploratory wells	1,237,049	11,196,183	12,433,232
Total	$2,881,410	$30,216,233	$33,097,643

Successful wells	$1,166,086	$16,475,155	$17,641,241
Unsuccessful wells	1,542,394	13,741,078	15,283,472
Unproved properties	172,930	—	172,930
Total	$2,881,410	$30,216,233	$33,097,643

The Partnership had working capital of $1,122,674 at December 31, 2008. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

The Partnership had net income totaling $4,448,003 during 2008, compared to a net loss totaling ($8,288,564) during 2007. The significant improvement in operating results is due to three primary factors. First, the Partnership had three significant discoveries during the last half of 2007. These three wells began production in September 2007, January 2008, and May 2008, and led to a 65.4% increase in crude oil sales and a 76.3% increase in natural gas sales volumes during 2008 compared to 2007 sales volumes. Second, the Partnership saw increases in the 2008 average sales prices for its crude oil of 33.3% and natural gas of 28.4% compared to 2007. Finally, the Partnership had no impairment of proved properties during 2008, compared to $9,466,246 of impairment of proved properties during 2007. The Partnership had $172,930 of impairment of unproved properties during 2008, compared to no impairment of unproved properties during 2007.

The impairment of proved properties during 2007 occurred during the first half of 2007, and was the result of large reductions in estimated reserves from four 2006 Partnership wells as a result of production declines significantly in excess of original estimates. As shown in the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, estimated reserves declined from 335,435 barrels of oil equivalent (BOE) to 172,111 BOE during the first half of 2007.  Subsequent to June 30, 2007, the Partnership had three major discoveries for which the discounted future net cash flows was estimated at approximately $16.3 million at December 31, 2007, accounting for approximately 70% of the total estimated discounted future net cash flows of $23.3 million at December 31, 2007. The Partnership was not allowed to reverse the impairment expense taken during the first half of 2007, even though the increase in the estimated discounted future net cash flows from these discoveries during the second half of 2007 exceeded the impairment taken during the first half of 2007.

At December 31, 2008, the estimated discounted future net cash flows of the Partnership totaled $10,651,949, compared to $23,341,108 at December 31, 2007. Approximately $7.9 million of the reduction is the direct result of lower base sales prices at December 31, 2008, which impacts the estimated economic life of Partnership wells and estimated economic reserves to be produced from Partnership wells. The base year end prices used in the Partnership’s reserve studies were $44.60 per barrel of oil and $5.71 per MCF of natural gas at December 31, 2008, compared to $89.16 per barrel of oil and $7.207 per MCF of natural gas at December 31, 2007. Even with this drop in estimated discounted future net cash flows from 2007 to 2008, the Partnership recorded no impairment of proved properties during 2008 because of the impact of the three significant discoveries during the last half of 2007.

The impact of the Partnership’s 2007 discoveries began with third quarter 2007 results, when the first of the three significant 2007 discoveries began producing. Third quarter 2008 volumes were negatively impacted by Hurricanes Gustav and  Ike, which resulted in several Partnership wells being shut-in for portions of August and September 2008.

During 2008, four Partnership wells accounted for 82.6% of Partnership oil and gas sales revenues, and these four wells account for 88.9% of total Partnership reserves at December 31, 2008.

Production expenses rose during 2008 in conjunction with new wells placed into production during 2007 and 2008, and increases in sales prices. As a result of the increase in sales prices received during 2008 as compared to 2007, production taxes increased by $350,989 during 2008.

During 2008, the Partnership participated in the drilling of four wells in the Sand Dunes prospect, which have been classified as unsuccessful during the fourth quarter of 2008, and drilled one successful exploratory well during the third quarter of 2008 which began production in November 2008.

General and administrative costs increased from $227,249 in 2007 to $1,012,874 in 2008 as a result of two primary factors. Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and capital costs incurred. Under the prior method of allocating overhead, not all allocable general and administrative expenses were charged to the Partnership during 2007. In addition, during the fourth quarter expenses were incurred in connection with Sarbanes-Oxley compliance and improvement of financial reporting. The Partnership expects to have continuing costs during 2009 related to Sarbanes-Oxley compliance, as the Partnership is required to be Sarbanes-Oxley compliant by December 31, 2009. Third party costs in connection with improvement of financial reporting ended during January 2009.  The administrative overhead charge to the Partnership for the year ended December 31, 2008 was $856,371, compared to $141,081 for the year ended December 31, 2007.

The rapid decline in crude oil and natural gas prices that occurred during the fourth quarter of 2008, the impairment of unproved properties, and the significant increase in general and administrative costs incurred during the fourth quarter of 2008 caused the Partnership’s net income for the quarter to decline to only $5,701. RELP and Reef are working to cut overhead costs, and even with costs in connection with Sarbanes-Oxley compliance, the Partnership expects to incur overall lower general and administrative costs during 2009. Average sales prices during the first quarter of 2009 will continue to decline from fourth quarter 2008 levels. The Partnership expects that prior to depletion expense and any possible impairment charges it will continue to generate net income. Nonetheless, 2009 results are expected to decline significantly from 2008 results.

Partnership interest income comes from the short-term investment of unexpended partner capital contributions, and therefore deceases during the drilling phase of operations as partner capital is expended to purchase working interests in prospects and to drill and complete wells. Interest income declined from $387,479 during 2007 to $15,179 during 2008 as a result of the Partnership completing its drilling phase of operations during the first quarter of 2008.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The Partnership incurred net losses for both 2006 and 2007, primarily due to property impairment costs. The net loss for 2007 was $8,288,564, compared to a net loss of $7,488,912 incurred in 2006.

The Partnership began its drilling phase of operations during the third quarter of 2005, and completed its drilling phase of operations during the first quarter of 2008. Partnership oil and natural gas sales revenues totaled $4,211,670 during 2007 compared to $552,572 during 2006, and show a steady growth as successful wells drilled by the Partnership during its drilling phase of operations have been placed on production. The Partnership has one successful exploratory well that began production operations in January 2008, and has one successful developmental well that began production operations in May 2008.

One exploratory well that both began and ceased production during 2006 accounted for 32% of the 2006 oil and natural gas sales revenues. This well is currently shut-in. The Partnership has one successful exploratory well that began production in January 2007 and accounted for 30.2% of total 2007 oil and natural gas sales, one successful development well that began production in September 2007 and accounted for 21.1% of total 2007 oil and natural gas sales, and a field with one successful exploratory and six successful developmental wells that began production at various times during 2007 and accounted for 23.0% of total 2007 oil and natural gas sales.

Production expenses totaled $691,698 in 2007 as compared to $95,060 in 2006. This increase reflects Partnership progress in placing successful wells on production during 2007.

At December 31, 2006 the Partnership had drilled thirty-one wells, of which fifteen were successful and sixteen were unsuccessful. One successful exploratory well ceased production during the fourth quarter, and six successful wells did not begin production operations until 2007.  During 2007, the Partnership drilled fourteen wells and had four wells in progress, including a successful well that began production in May 2008 and three unsuccessful wells on the Sand Dunes prospect. Six wells were successful and eight were unsuccessful, including five wells drilled on the Sand Dunes prospect. One of the successful wells did not begin production until January 2008.

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

Increases in general and administrative costs from $81,313 during 2006 to $227,249 were the result of the increased activities of the Partnership during 2007. Of the $145,936 increase in costs during 2007, $125,257 pertained to administrative costs paid to Reef for administering Partnership operations. These costs rose from $15,824 in 2006 to $141,081 in 2007, primarily as a result of the overall increase in the number of productive wells, and the increase in the number of productive wells operated by Reef from none during 2006 to three during 2007.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, 2007 and 2006, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Purchase obligations *	$144,789	$144,789	—	—	—

*      The 15% management fee due Reef for organization and offering costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and offering costs. As of December 31, 2008, the Partnership is obligated to pay Reef $144,789, representing the portion of the management fee in excess of actual commissions and organization and offering costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. The Partnership is paying this balance at a rate of $50,000 per month, and completed payment of this obligation during March 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Partnership has not borrowed any funds to date. The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the aggregate capital contributions to the Partnership without investor approval, provided the lender agrees it will have no recourse against individual investor partners, and allows borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Should the Partnership elect to borrow monies for additional drilling activity on Partnership prospects, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

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

Assuming the production levels we attained during the year ended December 31, 2008, a 10% change in the price received for our crude oil would have had an approximate $327,000 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $617,000 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of our independent registered public accounting firm, and the Partnership’s financial statements, related notes, and supplementary data are set forth in a separate section to this Annual Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	52	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	51	Vice President — Land Manager of RELP
Lawrence J. Harrison, Jr Klein	58	Vice President — Business Development of RELP
Byron H. Dean	59	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	57	General Counsel of RELP
L. Mark Price	46	Chief Financial Officer of Reef and of RELP
David M. Tierney	56	Chief Accounting Officer — Public Partnerships

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

Lawrence J. Harrison, Jr. is Vice President — Business Development of RELP. He joined RELP in October 2006 following fourteen years with The Oil & Gas Asset Clearinghouse, a leading acquisition and divestiture advisory firm. Mr. Harrison has served as an independent landman verifying title ownership and acquiring leases and other agreements in support of clients drilling programs. He worked for Mobil Oil Corporation and several other companies before joining The Clearinghouse. Mr. Harrison is a 1972 graduate of the University of Southern Mississippi with a Bachelor of Science degree in Communications. Mr. Harrison is a past president of the Houston Association of Professional Landmen and a past member of the American Association of Professional Landmen Executive Committee. He is currently a Director of the Louisiana Oil & Gas Association (LOGA) and a member of the ADAM Energy Forum and the Independent Petroleum Association of America.

Byron H. (Howard) Dean is Manager — Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. and Noble Royalties, Inc. He is a 1974 graduate of the University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley is General Counsel of RELP. Mr. Sibley was appointed General Counsel of RELP on January 14, 2009. Previously, Mr. Sibley served as Chief Financial Officer of Reef and RELP. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

L. Mark Price is Chief Financial Officer of Reef and RELP.  Mr. Price was appointed to this position January 9, 2009.   Mr. Price has over twenty-two years of experience working in the oil and gas and manufacturing industries. He previously served as the Chief Financial Officer for The Terramar Group, Inc., an international oil and gas and manufacturing company, since 2007. From 2004 to 2007, he served as the Chief Accounting Officer for Lancer Corporation, an international manufacturing company. Additionally, Mr. Price served as the Chief Financial Officer of Nunn Manufacturing, and for PCLC Asset Management after its acquisition of Nunn Manufacturing in 1998, from 1996 until 2004. Mr. Price received his BBA in accounting and finance from Texas Tech University and is a Texas Certified Public Accountant.

David M. Tierney is Chief Accounting Officer — Public Partnerships. Mr. Tierney was appointed to this position in July 2008. Mr. Tierney has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney was previously the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

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

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $5,369,615. The Partnership recorded $5,319,615 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $4,564,826 has been paid to Reef to cover actual sales commissions and organization and offering costs, $660,000 has been paid to Reef from net cash flow, and $144,789 has been accrued at December 31, 2008 as an account payable to be paid to Reef from future net cash flows of the Partnership. The payable of $144,789 at December 31, 2008 was paid to Reef during the first quarter of 2009.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2008, 2007 and 2006, the Partnership reimbursed Reef $126,680, $754,097, and $571,112, respectively, for technical services costs which have been capitalized as project costs, and $856,371, $141,081,and  $15,824, respectively, for administrative costs included as general and administrative expenses.

OREI and RELP receive operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2008, 2007 and 2006, the Partnership paid operator fees totaling $14,105, $3,662, and $8,791 to RELP and OREI. RELP (previously OREI) serves as operator for eleven Partnership prospects upon which three successful wells and sixteen unsuccessful wells have been drilled, including the eight Sand Dunes wells classified as unsuccessful that have not yet been plugged and abandoned.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2008 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2008	2007
Audit fees	$41,536	$36,430
Audit related fees	—	—
Tax fees	4,837	866
All other fees	—	—

Fees for tax services are for review of the Partnership’s tax return.

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partnership Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

	2. Financial Statement Schedules	None

3. Exhibits

A list of the exhibits filed or furnished with this Annual Report (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this Annual Report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	REEF GLOBAL ENERGY VI, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 15, 2009
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ David M. Tierney	Chief Accounting Officer — Public Partnerships	April 15, 2009
David M. Tierney	Reef Exploration, L.P. (Principal Financial and Accounting Officer)

Reef Global Energy VI, L.P.

Financial Statements

Years Ended December 31, 2008 and 2007, and 2006.

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VI, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VI, L.P. as of December 31, 2008 and 2007, and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2008, 2007, and 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VI, L.P. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas

April 13, 2009

Reef Global Energy VI, L.P.

Balance Sheets

December 31,	2008	2007

Assets

Current assets:
Cash and cash equivalents	$1,125,458	$2,366,065
Accounts receivable	2,680	—
Accounts receivable from affiliates	144,486	15,098
Total current assets	1,272,624	2,381,163

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $22,961,256 and $20,632,938	10,266,854	11,359,244
Unproved properties	—	172,930
Net oil and gas properties	10,266,854	11,532,174

Total Assets	$11,539,478	$13,913,337

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$5,161	$1,981
Accounts payable to affiliates	144,789	661,692
Total current liabilities	149,950	663,673

Long-term liabilities:
Accounts payable to affiliates	—	144,789
Asset retirement obligation	386,346	305,215
Total long-term liabilities	386,346	450,004

Commitments and contingencies (Note 5)

Partnership equity
General partners	—	9,975,966
Limited partners	10,235,797	2,022,276
Managing general partner	767,385	801,418
Partnership equity	11,003,182	12,799,660

Total liabilities and partnership equity	$11,539,478	$13,913,337

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Operations

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Revenues	$9,444,159	$4,211,670	$552,572

Costs and expenses:
Lease operating expenses	818,037	416,484	55,637
Production taxes	626,203	275,214	39,423
Depreciation, depletion and amortization	2,320,505	2,468,104	552,848
Property impairment	172,930	9,466,246	8,145,740
Accretion of asset retirement obligation	60,786	34,416	2,568
General and administrative	1,012,874	227,249	81,313
Total costs and expenses	5,011,335	12,887,713	8,877,529

Income (loss) from operations	4,432,824	(8,676,043)	(8,324,957)

Other income:
Interest income	15,179	387,479	836,045

Net income (loss)	$4,448,003	$(8,288,564)	$(7,488,912)

Net income (loss) per general partner unit	$1,575.32	$(5,679.19)	$(4,998.47)
Net income (loss) per limited partner unit	$2,463.46	$(5,679.19)	$(4,998.47)
Net income (loss) per managing general partner unit	$12,215.24	$(2,077.31)	$(4,400.24)

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2005	1,190.561	$25,402,198	241.336	$5,149,298	75.363	$1,624,585	1,507.260	$32,176,081
Partner contributions	—	—	—	—	—	150,472	—	150,472
Partner distributions	—	(649,304)	—	(131,619)	—	(142,700)	—	(923,623)
Net loss	—	(5,950,984)	—	(1,206,313)	—	(331,615)	—	(7,488,912)
Balance at December 31, 2006	1,190.561	18,801,910	241.336	3,811,366	75.363	1,300,742	1,507.260	23,914,018

Distribution amount per partnership unit		$545.38		$545.38		$1,893.50

Balance at December 31, 2006	1,190.561	18,801,910	241.336	3,811,366	75.363	1,300,742	1,507.260	23,914,018
Partner contributions	—	—	—	—	—	110,956	—	110,956
Partner distributions	—	(2,064,526)	—	(418,496)	—	(453,728)	—	(2,936,750)
Net loss	—	(6,761,418)	—	(1,370,594)	—	(156,552)	—	(8,288,564)
Balance at December 31, 2007	1,190.561	9,975,966	241.336	2,022,276	75.363	801,418	1,507.260	12,799,660

Distribution amount per partnership unit		$1,734.08		$1,734.08		$6,020.57

Balance at December 31, 2007	1,190.561	9,975,966	241.336	2,022,276	75.363	801,418	1,507.260	12,799,660
Partner contributions	—	—	—	—	—	12,019	—	12,019
Partner distributions	—	(2,047,479)	—	(3,242,392)	—	(966,629)	—	(6,256,500)
Net income	—	1,875,514	—	1,651,912	—	920,577	—	4,448,003
Conversion of general partner units into limited partner units (Note 1)	(1,190.561)	(9,804,001)	1,190.561	9,804,001	—	—	—	—
Balance at December 31, 2008	—	$—	1,431.897	$10,235,797	75.363	$767,385	1,507.260	$11,003,182

Distribution amount per partnership unit		$1,719.76		$3,694.31		$12,826.31

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Cash Flows

	2008	2007	2006
Operating Activities
Net income (loss)	$4,448,003	$(8,288,564)	$(7,488,912)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	2,320,505	2,468,104	552,848
Property impairment	172,930	9,466,246	8,145,740
Accretion of asset retirement obligation	60,786	34,416	2,568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(2,680)	—	—
Accounts receivable from affiliates	(144,486)	46,842	327,206
Accounts payable	3,180	33	(5,457)
Accounts payable to affiliates	—	—	(27,567)
Net cash provided by operating activities	6,858,238	3,727,077	1,506,426

Investing Activities
Property acquisition and development	(1,262,454)	(14,166,731)	(10,704,780)
Plugging and abandonment costs paid from ARO	(7,008)	—	—
Net cash used in investing activities	(1,269,462)	(14,166,731)	(10,704,780)

Financing Activities
Partner capital contributions	27,117	160,524	113,853
Offering costs	(600,000)	(60,000)	(189,481)
Partner distributions	(6,256,500)	(2,936,750)	(923,623)
Net cash used in financing activities	(6,829,383)	(2,836,226)	(999,251)

Net decrease in cash and cash equivalents	(1,240,607)	(13,275,880)	(10,197,605)
Cash and cash equivalents at beginning of period	2,366,065	15,641,945	25,839,550
Cash and cash equivalents at end of period	$1,125,458	$2,366,065	$15,641,945

Non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$61,692	$3,136,602
Property additions and asset retirement obligation	$35,166	$66,966	$199,253
Adjustment to asset retirement obligation	$7,813	$—	$—
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$—	$15,098	$64,666
Offering costs included in accounts payable to affiliates	$144,789	$600,000	$—
Offering costs included in non-current accounts payable to affiliates	$—	$144,789	$804,789

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Notes to Financial Statements

December 31, 2008

1. Organization and Basis of Presentation

Reef Global Energy VI, L.P. (the “Partnership”) is the first in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the “Program”), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on July 7, 2005. In order to be formed, each partnership was required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership formed as a part of the program offered a minimum of 1,000 and a maximum of 2,000 units for sale. The Program was authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 through July 7, 2007. The Partnership offered 2,000 units for sale ($50,000,000); consisting of up to 400 limited partner units and up to 1,600 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on July 8, 2005 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on July 18, 2005. The Partnership offering closed October 31, 2005, with sales to outside investors totaling 1,190.561 general partner units and 241.336 limited partner units, and sales to the managing general partner totaling 75.363 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef, also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by OREI, Inc. (“OREI”) or Reef Exploration, L.P. (“RELP”), affiliates of the managing general partner.

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the 3rd quarter of 2008. The general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items subsequent to the second quarter of 2008 have been allocated between the managing general partner and the limited partners.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners.  Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Monthly cash distributions to partners are based upon the number and type of partnership units held at the close of the prior month. Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank, which at times may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and does not expect any loss from this exposure. The carrying value of the Partnership’s cash equivalents approximates fair value.

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

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of oil and gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of  unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2008, 2007 and 2006, the Partnership recognized property impairment expense of proved properties totaling $0, $9,466,246 and $8,145,740 respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2008, the Partnership recognized property impairment expense of unproved properties totaling $172,930.

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

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2008 and 2007.

	2008	2007
Beginning asset retirement obligation	$305,215	$203,803
Additions related to new properties	35,166	66,996
Accretion expense	60,786	34,416
Retirement related to property abandonment and restoration	(14,821)	—
Ending asset retirement obligation	$386,346	$305,215

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2008, 2007, and 2006.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2008, the financial reporting basis of the Partnership’s assets exceeds the tax basis of the assets by approximately $1.32 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Partnership adopted SFAS No. 157, which applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

SFAS No. 157 establishes a hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. All of the Partnership’s cash equivalents fall into Level 1 and consist of short-term, highly liquid investments, which have maturities of 90 days or less, including money market funds. The Partnership does not have any assets or liabilities falling under Level 2 or 3.

New Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI employed this staff of employees. On January 2, 2006, the employees of OREI were transferred to RELP. In addition, during 2006 RELP assumed from OREI well operator status for all wells previously operated by OREI. The Partnership reimburses RELP and OREI for technical and administrative services at cost. During the years ended December 31, 2008, 2007, and 2006 the Partnership incurred technical services and administrative costs totaling $983,051, $895,178, and $586,936, respectively. Of these amounts $126,680, $754,097, and $571,112 represent technical services costs capitalized as project costs,

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

and $856,371, 141,081, and $15,824 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the year ended December 31, 2008, this 1% obligation totaled $12,019. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). In connection with the 1% obligation, Reef owed the Partnership $15,098 at December 31, 2007.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2008, RELP owed the Partnership $144,486 for net revenues processed in excess of joint interest and technical and administrative charges. At December 31, 2007, the Partnership owed RELP $61,692 for joint interest and technical and administrative charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates as of December 31, 2008 and 2007 also includes $144,789 and $744,789, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. The balances payable at December 31, 2008 and 2007 represent the unpaid portion of the management fee in excess of actual commissions and organization and offering costs, and is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2007, the Partnership reimbursed $600,000 of this amount to Reef. The Partnership is reimbursing this amount to Reef at a rate of $50,000 per month, and completed payment of the December 31, 2008 balance due during March 2009. As such, the $144,789 balance due at December 31, 2008 has been classified as a current liability to affiliates at December 31, 2008.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2007 and 2006, the Partnership paid drilling overhead fees totaling $2,149 and $8,791 to RELP. During the years ended December 31, 2008 and 2007, the Partnership paid operating overhead fees totaling $14,105 and $1,513 to RELP.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2008, one marketer and

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

two operators accounted for 57.2%, 17.4%, and 11.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, one marketer and two operators accounted for 53.9%, 23.0%, and 10.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2006, five operators accounted for 31.9%, 14.9%, 14.2%, 11.5%, and 11.2% of the Partnership’s crude oil and natural gas revenues. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6.  Partnership Equity

Sales of Partnership units began on July 8, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on July 18, 2005, and the sale of Partnership units was closed on October 31, 2005. The Partnership raised $35,797,434 from the sale of 1,431.897 Partnership units to investor partners. Reef purchased 75.363 units (5%) for $1,601,464. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef has contributed $308,756 to the Partnership at December 31, 2008.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,338,039 available for Partnership oil & gas activities. Of the $5,369,615 management fee, offering costs were $5,319,615 and organization costs were $50,000. The Partnership has drilled fifty wells at December 31, 2008, and has completed drilling operations with the capital raised by the Partnership.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Prospects

As of December 31, 2008, the Partnership owns working interests in twenty developmental prospects and fourteen exploratory prospects, upon which a total of fifty wells have been drilled.

The Partnership drilled fifteen successful developmental wells, and twenty unsuccessful developmental wells, including the eight Sand Dunes wells described below. The Partnership has drilled eight successful exploratory wells and seven unsuccessful exploratory wells. Three of the

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

successful developmental wells and three of the successful exploratory wells have ceased production.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells, however, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the field was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the eight wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells have been classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the December 31, 2008 reserve information presented in this Annual Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also has unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership has fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to conduct any drilling operations on this acreage.

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2008	2007	2006
Oil and gas properties:
Unproved properties	$—	$172,930	$2,030,077
Proved properties	33,228,110	31,992,182	16,815,171
	33,228,110	32,165,112	18,845,248
Less:
Accumulated depreciation, depletion and amortization	(5,349,270)	(3,020,952)	(552,848)
Property impairment	(17,611,986)	(17,611,986)	(8,145,740)
Total	$10,266,854	$11,532,174	$10,146,660

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Oil and gas properties:
Exploration	$1,362,999	$1,980,078	$7,171,639	$
Development	(127,071)	11,339,786	8,169,917
Total	$1,235,928	$13,319,864	$15,341,556

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Oil and gas producing activities:
Crude oil sales	$3,273,008	$1,484,188	$138,576
Natural gas sales	6,171,151	2,727,482	413,996
Production expenses	(1,444,240)	(691,698)	(95,060)
Accretion of asset retirement obligation	(60,786)	(34,416)	(2,568)
Depreciation , depletion and amortization	(2,320,505)	(2,468,104)	(552,848)
Property impairment expense	—	(9,466,246)	(8,145,740)
Results of producing activities	$5,618,628	$(8,448,794)	$(8,243,644)

Depletion rate per BOE	$16.23	$29.98	$39.80

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Crude Oil and Natural Gas Reserves

The following information describes changes during the year and balances of proved crude oil and natural gas reserves as of December 31, 2008, 2007, and 2006. The definitions used are in accordance with applicable SEC regulations.

Proved crude oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. Additional development costs required to recover these proved reserves are estimated at approximately $0, $362,920, and $108,059 as of December 31, 2008, 2007, and 2006, respectively. All of the Partnership’s reserves are located in the United States.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2005	1,046	29,002	5,880
Revisions of previous estimates	(341)	(20,676)	(3,787)
New discoveries	70,922	1,657,851	347,230
Production	(2,374)	(69,088)	(13,889)
Reserves at December 31, 2006	69,253	1,597,089	335,434

Revisions of previous estimates	(38,383)	(609,595)	(139,982)
New discoveries	176,125	2,787,617	640,728
Production	(20,002)	(373,949)	(82,327)
Reserves at December 31, 2007	186,993	3,401,162	753,853

Revisions of previous estimates	(53,994)	(538,377)	(143,723)
New discoveries	67	28,543	4,824
Production	(33,086)	(659,300)	(142,969)
Reserves at December 31, 2008	99,980	2,232,028	471,985

(1)         Oil includes both crude oil and gas liquids

(2)         BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of crude oil. A BBL (barrel) of crude oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Standardized Measure of Discounted Future Net Cash Flows

As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying year-end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Changes in the demand for crude oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Partnership’s proved reserves.

December 31,	2008	2007	2006
Oil and gas properties owned by the Partnership:
Future cash inflows	$17,876,444	$40,242,582	$12,047,691
Future production costs	(4,552,354)	(8,306,872)	(2,245,260)
Future development costs	—	(362,920)	(108,059)
Future net cash flows	13,324,090	31,572,790	9,694,372
Effect of discounting net cash flows at 10%	(2,672,141)	(8,231,682)	(1,577,789)
Discounted future net cash flows	$10,651,949	$23,341,108	$8,116,583

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2008	2007	2006
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of period	$23,341,108	$8,116,583	$267,642
Extensions and discoveries	107,475	20,763,274	8,510,878
Net change in sales price, net of production costs	(4,653,321)	2,380,708	(113,037)
Revisions of quantity estimates	(3,245,873)	(3,752,984)	(76,130)
Net changes in estimated future development costs	29,491	5,914	—
Changes in production timing rates	678,091	(1,498,489)	(44,590)
Accretion of discount	2,334,111	811,658	26,764
Sales net of production costs	(7,939,133)	(3,485,556)	(454,944)
Net increase	(12,689,159)	15,224,525	7,848,941
Standardized measure at end of year	$10,651,949	$23,341,108	$8,116,583

9. Supplementary Quarterly Financial Data (Unaudited)

Year ended December 31, 2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total crude oil and natural gas sales	$509,731	$862,040	$1,151,705	$1,688,194	$4,211,670
Income (loss) from operations	(6,669,195)	(3,261,872)	353,342	901,682	(8,676,043)
Net income (loss)	(6,511,990)	(3,143,327)	427,035	939,718	(8,288,564)
Net income (loss) per managing general partner unit	(4,469.70)	(1,634.30)	1,513.19	2,513.50	(2,077.31)
Net income (loss) per general partner unit	(4,312.56)	(2,109.20)	218.59	523.98	(5,679.19)
Net income (loss) per limited partner unit	(4,312.56)	(2,109.20)	218.59	523.98	(5,679.19)

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

The first quarter loss from operations includes property impairment expense of $6,333,132. The second quarter loss from operations includes property impairment expense of $3,133,114.

Year ended December 31, 2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total crude oil and natural gas sales	$1,920,280	$2,989,817	$2,738,367	$1,795,695	$9,444,159
Income from operations	964,084	1,806,376	1,658,663	3,701	4,432,824
Net income	974,658	1,807,487	1,660,157	5,701	4,448,003
Net income per managing general partner unit	2,609.96	4,375.56	4,158.26	1,071.46	12,215.24
Net income per general partner unit	543.31	1,032.01	—	—	1,575.32
Net income (loss) per limited partner unit	543.31	1,032.01	940.55	(52.41)	2,463.46

EXHIBIT INDEX

3.1(a)(i)	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52539, as filed with the SEC on March 30, 2007).

3.1(a)(ii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P., dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to Form 8-K, SEC File No. 000-52539, as filed with the SEC on September 3, 2008).

3.1(a)(iii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P., dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to Form 8-K, SEC File No. 000-52539, as filed with the SEC on September 3, 2008).

3.2	Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Form S-1, SEC file No.333-122935, as filed with the SEC on June 24, 2005).

10.1

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of Reef Global Energy Ventures as filed with the SEC on March 5, 2002).

23.2*	Consent of Gleason Engineering.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

* Attached herewith