Form 10-Q
period 2009-03-31
Reef Global Energy VI, L.P.
filed 2009-05-15
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-122935-01

REEF GLOBAL ENERGY VI, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3170768
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	75080-3609
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972)-437-6792

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31, 2008	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$197,530	$1,125,458
Accounts receivable	2,680	2,680
Accounts receivable from affiliates	695,961	144,486
Prepaid expenses	5,011	—
Total current assets	901,182	1,272,624

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $26,180,621 and $22,961,256	7,253,365	10,266,854
Net oil and gas properties	7,253,365	10,266,854

Total Assets	$8,154,547	$11,539,478

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$9,723	$5,161
Accounts payable to affiliates	—	144,789
Total current liabilities	9,723	149,950

Long-term liabilities:
Asset retirement obligation	391,276	386,346
Total long-term liabilities	391,276	386,346

Partnership equity
General partners	—	—
Limited partners	7,183,465	10,235,797
Managing general partner	570,083	767,385
Partnership equity	7,753,548	11,003,182

Total liabilities and partnership equity	$8,154,547	$11,539,478

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31
	2009	2008

Revenues	$1,234,083	$1,920,280

Costs and expenses:
Lease operating expenses	246,789	206,421
Production taxes	90,080	135,203
Depreciation, depletion and amortization	802,032	494,688
Property impairment	2,417,333	—
Accretion of asset retirement obligation	7,562	4,060
General and administrative	154,233	115,824
Total costs and expenses	3,718,029	956,196

Income (loss) from operations	(2,483,946)	964,084

Other income:
Interest income	2,058	10,574
Total other income	2,058	10,574

Net income (loss)	$(2,481,888)	$974,658

Net income (loss) per general partner unit	$(1,044.08)	$543.31
Net income (loss) per limited partner unit	$(1,678.34)	$543.31
Net loss per managing general partner unit	$—	$2,609.96

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31
	2009	2008

Operating Activities
Net income (loss)	$(2,481,888)	$974,658
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	802,032	494,688
Property impairment	2,417,333	—
Accretion of asset retirement obligation	7,562	4,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(551,475)	(1,117,683)
Prepaid expenses	(5,011)	—
Accounts payable	4,562	(1,708)
Accounts payable to affiliates	(144,789)	105,677
Net cash provided by operating activities	48,326	459,692

Investing Activities
Property acquisition and development	(205,875)	(542,591)
Plugging and abandonment costs paid from asset retirement obligation	(2,632)	—
Net cash used in investing activities	(208,508)	(542,591)

Financing Activities
Partner capital contributions	—	15,098
Offering costs	(144,789)	(100,000)
Partner distributions	(622,957)	(1,323,000)
Net cash used in financing activities	(767,746)	(1,407,902)

Net decrease in cash and cash equivalents	(927,928)	(1,490,801)
Cash and cash equivalents at beginning of period	1,125,458	2,366,065
Cash and cash equivalents at end of period	$197,530	$875,264

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$16,463
Property additions and asset retirement obligation	$—	$17,586
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$—	$—
Offering costs included in accounts payable to affiliates	$—	$600,000
Offering costs included in long-term accounts payable to affiliates	$—	$44,789

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2009, the Partnership recognized a property impairment expense of $2,417,333.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three month period ended March 31, 2009, the Partnership recognized no impairment of unproved properties.

Asset Retirement Obligation

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

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2009 and the year ended December 31, 2008.

	Three months ended March 31, 2009	Year Ended December 31, 2008
Beginning asset retirement obligation	$386,346	$305,215
Additions related to new properties	—	35,166
Accretion expense	7,562	60,786
Retirement related to property abandonment and restoration	(2,632)	(14,821)
Ending asset retirement obligation	$391,276	$386,346

New Accounting Pronouncements

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009, and its adoption is expected to have no impact on the Partnership’s results of operations and financial condition but will require additional disclosures regarding the fair value of certain financial instruments of the Partnership.

Fair Value Measurements

On January 1, 2009, the Partnership adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of FSP FAS No. 157-2 was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, of the Final Rule on the financial statements.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, this pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and this pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. This pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2009 and 2008, the Partnership incurred technical services and administrative costs totaling $137,862 and $122,140, respectively. Of these amounts, $0 and $16,463 represent technical services costs capitalized as project costs, and $137,862 and $105,677 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). As of March 31, 2009, this 1% obligation totaled $0.  At December 31, 2008, Reef owed the Partnership $12,019 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At March 31, 2009, RELP owed the Partnership $695,961 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2008, RELP owed the Partnership $144,486 for joint interest charges (primarily for drilling of wells) and technical and administrative services charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates as of March 31, 2009 and December 31, 2008 also included $0 and $144,789, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The balances payable at March 31, 2009 and December 31, 2008 represent the unpaid portion of the management fee in excess of actual commissions and organization and offering costs, and are paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2007, the Partnership reimbursed $600,000 of this amount to Reef. The Partnership reimbursed this amount to Reef at a rate of $50,000 per month, and completed payment of the December 31, 2008 balance due during March 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2009 and 2008 is detailed below:

For the three months ended March 31, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(78,685)	$(1,044.08)
General partner units*	0.000	—	$—
Limited partner units*	1,431.897	(2,403,207)	$(1,678.34)
Total	1,507.260	$(2,481,892)

For the three months ended March 31, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$196,694	$2,609,96
General partner units*	1,190.561	646,844	$543.31
Limited partner units*	241.336	131,120	$543.31

Total	1,507.260	$974,658

*   During the third quarter of 2008, all general partner units of the Partnership were converted into limited partner units.

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (two prospects) County, Texas. Four of the wells located in Jackson and Lavaca (two prospects) County, Texas and Acadia Parish, Louisiana have ceased production. The Partnership participated in the drilling of eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight unsuccessful developmental wells on this prospect (see below).

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental on those prospects, including the well drilled in March 2009 (see below). The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, one unsuccessful exploratory well, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Jefferson (two prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. During March 2009, the Partnership participated in the drilling of an additional exploratory well on the prospect in Live Oak County, Texas which was unsuccessful.  The Partnership participated in the drilling of seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Of the fifteen successful wells, three wells located in St. Martin and Terrebonne Parish, Louisiana and in Live Oak County, Texas have ceased production.

Subsequent to completing its drilling phase of operations in the first quarter of 2008, the Partnership has drilled two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful and began production operations in November 2008, and the second well was unsuccessful. These wells are included in the summaries of wells in the preceding paragraphs. While there are currently no plans to drill any additional wells, the Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

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

The table below summarizes Partnership expenditures at March 31, 2009 by classification of well. Drilling, completion, and facilities costs include $303,397 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,475,808	$19,223,651	$20,699,459
Exploratory wells	1,238,624	11,451,121	12,689,745
Unproved properties	172,930	—	172,930
Total	$2,887,362	$30,674,772	$33,562,134

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the March 31, 2009 reserve information presented in this Quarterly Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also owns interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled Sand Dunes wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to conduct any drilling operations on this acreage.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. As of September 30, 2008, Reef has also contributed $308,756 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,338,039 available for Partnership activities. As of March 31, 2009, the Partnership has expended $33,258,737 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of fifty-one wells and has expended $138,317 on general and administrative expenses. The total of these expenses is $1,059,015 in excess of the capital available for Partnership activities. Expenditures in excess of available capital are being deducted from Partnership distributions.  At March 31, 2009, the Partnership had recovered the entire $1,059,015. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $891,459 at March 31, 2009. Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of Partnership wells, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales from productive properties processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 MCF of natural gas to 1 barrel of crude oil.

	For the three months ended March 31,
	2009	2008
Sales volumes:
Oil (Barrels)	9,984	6,272
Natural gas (MCF)	190,933	153,878
EBO	41,806	31,918

Average sales prices received:
Oil (Barrels)	$34.68	$94.26
Natural gas (MCF)	$4.65	$8.64

The Partnership had seventeen productive wells during the first quarter of 2009 and 2008. One of the seventeen productive wells during the first quarter of 2008 ceased production in January 2008. The Rob L RA SUA CL&F #1 (“Gumbo II”) well began production operations in May 2008, and is included in the productive well count for the first quarter of 2009. The Gumbo II well is one of three significant wells in which the Partnership owns a working interest, and sales volumes from this well more than offset the volumes from the well that ceased production in January 2008 and the declining production volumes from all of the other Partnership wells. Management expects overall production volumes sold during 2009 to approximate 2008 volumes as a result of the Gumbo II well producing for the entire calendar year of 2009. The well began production during May 2008, and did not reach full production capacity until July 2008. However, we anticipate that the Partnership has already achieved its peak production levels, and although we expect overall volumes sold during 2009 to approximate 2008 volumes, we expect individual quarterly volumes to decrease throughout the remainder of 2009.

Sales volumes from the Partnership’s three significant wells, the Gumbo II, the HBR A Big Gas Unit (“HBR A”) and the ST 278L/279L #1 (“Dolphin B”) totaled 8,329 barrels of crude oil and 138,725 MCF of natural gas, or 83.4% and 72.7% of first quarter 2009 volumes, respectively. During the first quarter of 2008, the HBR A and the Dolphin B volumes totaled 3,364 barrels of crude oil and 90,365 MCF of natural gas, or 53.6% and 58.7% of first quarter 2008 volumes, respectively. While overall sales volumes were higher during the first quarter of 2009 compared to the first quarter of 2008, revenues fell by 35.7% due to the steep decline in the average sales prices of crude oil and natural gas from the first quarter of 2008 to the first quarter of 2009, as shown in the table above. While crude oil prices have begun to move upward beginning with March 2009 sales volumes, gas prices have declined subsequent to March 31, 2009, and the Partnership also expects to incur a net loss for the second quarter of 2009.

Net proved crude oil and natural gas reserves of the Partnership at March 31, 2009 and 2008 are detailed below. Net proved crude oil and natural gas reserves at March 31, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Sand Dunes wells in the March 2008 reserve study were 36,708 barrels of crude oil and 84,260 MCF of natural gas.  Net proved crude oil and natural gas reserves at March 31, 2009 and 2008 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at March 31, 2009. All of the Partnership’s reserves are located in the United States.

The Partnership has sixteen productive wells as of March 31, 2009. The Partnership’s reserves are highly concentrated in three of these wells. These three wells are the Gumbo II well in Terrebonne Parish, Louisiana, the Dolphin B well in the Gulf of Mexico, and the HBR A well in Galveston County, Texas. These three wells have total estimated proved reserves of 79,114 barrels of crude oil and 1,661,647 MCF of natural gas at March 31, 2009.  Using a conversion factor of 6 MCF to 1 barrel of oil, these three wells have approximately 82.3% of total Partnership reserves at March 31, 2009.

During the first quarter of 2009, the Partnership recorded property impairment expense of proved properties totaling $2,417,333 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%. The decline in commodity prices has resulted in shorter estimated economic lives for Partnership properties, which has decreased both reserve estimates and the corresponding future net revenues expected from Partnership properties.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2009	91,492	2,047,162
March 31, 2008	177,679	3,461,793

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The Partnership had a net loss of $2,481,888 for the three month period ended March 31, 2009, compared to net income totaling $974,658 for the three month period ended March 31, 2008.

The Partnership incurred no property impairment expense during the three month period ended March 31, 2008. However, the decline in oil and gas prices has resulted in impairment expense of proved properties totaling $2,417,333 for the quarter ending March 31, 2009. Depletion expense also increased from $494,688 for the first quarter of 2008 to $802,032 for the first quarter of 2009, as increased sales volumes and decreased reserves for the first quarter of 2009 led to a higher overall depletion rate. The net effect of these two non-cash items was additional expense of approximately $2,725,000 incurred during the first quarter of 2009.

While overall sales volumes increased during the first quarter of 2009, primarily as a result of the Gumbo II well which did not produce during the first quarter of 2008, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $94.26 per barrel of crude oil during the first quarter of 2008 to $34.68 per barrel during the first quarter of 2009, a drop of 63.2%. Gas prices also declined significantly; from an average price of $8.64 per MCF of natural gas produced during the quarter ended March 31, 2008 to $4.65 per MCF for the quarter ended March 31, 2009, a decline of 46.2%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $686,000, or 35.7% for the quarter ended March 31, 2009. This loss of revenues and the impairment expense required as a result of the lower crude oil and natural gas prices were the two primary differences between the comparative quarters. While oil prices began an upward movement beginning with March 2009 oil sales, gas prices have continued to decline, and the Partnership expects to incur a loss during the second quarter based upon current prices.

Lease operating costs increased during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Operating costs for the Gumbo II well, which did not produce during the first quarter of 2008, were approximately $66,000.  Partially offsetting this increase was a reduction of approximately $22,300 in lease operating costs as a result of the Sand Dunes prospect being shut-in during February 2009. The costs of electricity and salt water disposal during the testing of the wells in 2008 caused higher first quarter operating expenses for the Sand Dunes wells.

General and administrative costs increased from $115,824 incurred during the first quarter of 2008 to $154,233 incurred during the first quarter of 2009. The increase is primarily the result of a change in the method for allocating overhead to partnerships sponsored by Reef. Effective April 1, 2008 Reef  implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Under the prior method of allocating overhead, not all allocable general and administrative expenses were charged to the partnerships sponsored by Reef. The administrative overhead charge to the Partnership for the quarter ended March 31, 2009 was $137,862, compared to $105,677 for the quarter ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At March 31, 2009, Reef had contributed $308,756 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,338,039 available for Partnership oil and gas operations. As of March 31, 2009, the Partnership had expended $33,258,737 on property acquisitions and prepayments and $138,317 on pre-production general and administrative expenses. Expenditures in excess of available capital began being deducted from Partnership distributions in August 2008.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 14, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 14, 2009	By:	/s/ L. Mark Price
L. Mark Price
Chief Financial Officer
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

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