Form 10-Q
period 2009-06-30
Reef Global Energy VI, L.P.
filed 2009-08-13
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

Commission File Number: 333-122935-01
___________________

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

As of June 30, 2009, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

i

PART I FINANCIAL INFORMATION

           Item 1. Financial Statements
Reef Global Energy VI, L.P.
Condensed Balance Sheets

	June 30, 2009	December 31, 2008

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$154,435	$1,125,458
Accounts receivable	2,680	2,680
Accounts receivable from affiliates	565,619	144,486
Total current assets	722,734	1,272,624

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $26,711,958 and $22,961,256	6,800,218	10,266,854
Net oil and gas properties	6,800,218	10,266,854

Total Assets	$7,522,952	$11,539,478

Liabilities and partnership equity

Current liabilities:
Accounts payable	$56,115	$5,161
Accounts payable to affiliates	--	144,789
Total current liabilities	56,115	149,950

Long-term liabilities:
Asset retirement obligation	392,363	386,346
Total long-term liabilities	392,363	386,346

Partnership equity
Limited partners	6,554,220	10,235,797
Managing general partner	520,254	767,385
Partnership equity	7,074,474	11,003,182

Total liabilities and partnership equity	$7,522,952	$11,539,478

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008

Revenues	$1,194,009	$2,989,817	$2,428,092	$4,910,097

Costs and expenses:
Lease operating expenses	177,162	224,651	423,952	431,072
Production taxes	93,244	190,686	183,325	325,889
General and administrative	230,583	220,720	384,815	336,544
Accretion of asset retirement obligation	4,830	9,760	12,392	13,820
Depreciation, depletion and amortization	527,829	537,624	1,329,861	1,032,312
Property impairment	--	--	2,417,333	--
Total costs and expenses	1,033,648	1,183,441	4,751,678	2,139,637

Income (loss) from operations	160,361	1,806,376	(2,323,586)	2,770,460

Other income:
Interest income	529	1,111	2,587	11,685
Total other income	529	1,111	2,587	11,685

Net income (loss)	$160,890	$1,807,487	$(2,320,999)	$2,782,145

Net income (loss) per general partner unit	$--	$1,032.01	$--	$1,575.32
Net income (loss) per limited partner unit	$61.02	$1,032.01	$(1,617.32)	$1,575.32
Net income (loss) per managing general partner unit	$975.47	$4,375.56	$(68.58)	$6,985.52

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended June 30
	2009	2008

Operating Activities
Net income (loss)	$(2,320,999)	$2,782,145
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,329,861	1,032,312
Property impairment	2,417,333	--
Accretion of asset retirement obligation	12,392	13,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(421,133)	(1,709,035)
Accounts payable	50,954	700
Accounts payable to affiliates	(144,789)	--
Net cash provided by operating activities	923,619	2,119,942

Investing Activities
Property acquisition and development	(284,066)	(801,948)
Plugging and abandonment costs paid from asset retirement obligation	(2,867)	(1,245)
Net cash used in investing activities	(286,933)	(803,193)

Financing Activities
Partner capital contributions	7,605	16,844
Offering costs	(144,789)	(300,000)
Partner distributions	(1,470,525)	(2,912,500)
Net cash used in financing activities	(1,607,709)	(3,195,656)

Net decrease in cash and cash equivalents	(971,023)	(1,878,907)
Cash and cash equivalents at beginning of period	1,125,458	2,366,065
Cash and cash equivalents at end of period	$154,435	$487,158

Supplemental disclosure of non-cash investing transactions
Property additions and asset retirement obligation	$--	$24,757
Adjustment to asset retirement obligation	$--	$7,813
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$--	$2,135
Offering costs included in accounts payable to affiliates	$--	$444,789

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
  Notes to Condensed Financial Statements (unaudited)
  June 30, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended June 30, 2009 the Partnership recognized no impairment expense. During the six month period ended June 30, 2009 the Partnership recognized a property impairment expense of $2,417,333.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three month period ended June 30, 2009, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2009 and the year ended December 31, 2008.

	Six months ended June 30, 2009	Year Ended December 31, 2008
Beginning asset retirement obligation	$386,346	$305,215
Additions related to new properties	--	35,166
Accretion expense	12,392	60,786
Retirement related to property abandonment and restoration	(6,375)	(14,821)
Ending asset retirement obligation	$392,363	$386,346

Fair Value of Financial Instruments

The estimated fair values for financial instruments under FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

New Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (the “FASB”)  issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up to immediately prior to the issuance of these financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance for equity securities, but do establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  FSP No. FAS 115-2 and FAS 124-2 became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009.The adoption of FSP FAS 107-1 did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2009, the Partnership did not incur any technical services capitalized as project costs. During the three and six month periods ended June 30, 2009 the Partnership incurred administrative costs totaling $165,922 and $299,376, respectively.  During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $161,730 and $283,870, respectively. Of these amounts, $9,267 and $25,730 represent technical services costs capitalized as project costs, and $152,463 and $258,140 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). As of June 30, 2009, this 1% obligation totaled $0.  At December 31, 2008, Reef owed the Partnership $12,019 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2009, RELP owed the Partnership $565,619 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2008, RELP owed the Partnership $144,486 for joint interest charges (primarily for drilling of wells) and technical and administrative services charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates as of June 30, 2009 and December 31, 2008 also included $0 and $144,789, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The balances payable at June 30, 2009 and December 31, 2008 represent the unpaid portion of the management fee in excess of actual commissions and organization and offering costs, and are paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2007, the Partnership reimbursed $600,000 of this amount to Reef. The Partnership reimbursed this amount to Reef at a rate of $50,000 per month, and completed payment of the balance due during March 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2009 is detailed below:

For the three months ended June 30, 2009
Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$73,514	$975.47
Limited partner units	1,431.897	87,376	$61.02
Total	1,507.260	$160,890

For the six months ended June 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(5,169)	$(68.58)
Limited partner units	1,431.897	(2,315,830)	$(1,617.32)
Total	1,507.260	$(2,320,999)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Subsequent to completing its drilling phase of operations in the first quarter of 2008, the Partnership has participated in the drilling of two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful and began production operations in November 2008, and the second well was unsuccessful. These wells are included in the summaries of wells in the preceding paragraphs. While there are currently no plans to participate in the drilling of any additional wells, the Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

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

The table below summarizes Partnership expenditures at June 30, 2009 by classification of well. Drilling, completion, and facilities costs include $303,397 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,547,283	$19,223,961	$20,771,244
Exploratory wells	1,241,273	11,454,877	12,696,150
Total	$2,788,556	$30,678,837	$33,467,394

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the June 30, 2009 reserve information presented in this Quarterly Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also owns interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled Sand Dunes wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to participate in any drilling operations on this acreage.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. As of June 30, 2009, Reef has also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. As of June 30, 2009, the Partnership has expended $33,208,779 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of fifty-one wells and has expended $138,317 on general and administrative expenses. The total of these expenses is $956,671 in excess of the capital available for Partnership activities. Expenditures in excess of available capital are being deducted from Partnership distributions.  At June 30, 2009, the Partnership had recovered the entire $956,671. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $666,619 at June 30, 2009. Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of Partnership wells, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales from productive properties processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

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

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Sales volumes:
Oil (Barrels)	10,697	7,580	20,681	13,852
Natural gas (Mcf)	197,901	170,332	388,834	324,211

Average sales prices received:
Oil (Barrels)	$.46.45	$125.84	$40.77	$111.54
Natural gas (Mcf)	$3.52	$11.95	$4.08	$10.38

The Partnership owned interests in sixteen productive wells during the second quarter of 2009, and seventeen productive wells in the second quarter of 2008. One of the seventeen productive wells during the second quarter of 2008 ceased production in April 2009. The Rob L RA SUA CL&F #1 well located in Terrebonne Parish, Louisiana (“Gumbo II”) began production operations in May 2008, and is included in the productive well count for the second quarter of 2009 and 2008. The Gumbo II well is one of three significant wells in which the Partnership owns a working interest, and sales volumes from this well more than offset the volumes from the well that ceased production in June 2009 and the declining production volumes from all of the other Partnership wells. Management expects overall production volumes sold during 2009 to approximate 2008 volumes as a result of the Gumbo II well producing for the entire calendar year of 2009. The well began production during May 2008, and did not reach full production capacity until July 2008. However, management anticipates that the Partnership has already achieved its peak production levels, and although management expects overall volumes sold during 2009 to approximate 2008 volumes, management expects individual quarterly volumes to decrease throughout the remainder of 2009.

Sales volumes from the three most significant wells in which the Partnership owns an interest, the Gumbo II, the HBR A Big Gas Unit well located in Galveston County, Texas (“HBR A”) and the ST 278L/279L #1 well located in the Gulf of Mexico (“Dolphin B”) totaled 9,442 barrels of crude oil and 159,858 MCF of natural gas, or 88.3% and 80.8% of second quarter 2009 volumes, respectively. During the second quarter of 2008, the Gumbo II, HBR A and the Dolphin B volumes totaled 5,119 barrels of crude oil and 129,326 MCF of natural gas, or 67.5% and 75.9% of second quarter 2008 volumes, respectively. While overall sales volumes were higher during the second quarter of 2009 compared to the second quarter of 2008, revenues fell by 60.1% due to the steep decline in the average sales prices of crude oil and natural gas from the second quarter of 2008 to the second quarter of 2009, as shown in the table above. While crude oil prices began to move upward starting with March 2009 sales, gas prices have continued to decline, which will adversely impact profitability during the remainder of 2009.

Net proved crude oil and natural gas reserves of the Partnership at June 30, 2009 and 2008 are detailed below.  Net proved crude oil and natural gas reserves declined overall from June 30, 2008 to June 30, 2009.  Net proved crude oil and natural gas reserves at June 30, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Partnership’s interest in the Sand Dunes wells in the June 2008 reserve study were 40,247 barrels of crude oil and 329,281 MCF of natural gas.  There are no crude oil and natural gas reserves for the unsuccessful Sand Dunes wells included in the June 30, 2009 reserve information presented in this Quarterly Report. Net proved crude oil and natural gas reserves at June 30, 2009 and 2008 include only those quantities that management expects to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover the Partnership’s proved reserves at June 30, 2009. All of the Partnership’s reserves are located in the United States.

The Partnership owned interests in sixteen productive wells as of June 30, 2009. The Partnership’s reserves are highly concentrated in three of these wells. These three wells are the Gumbo II, the Dolphin B well, and the HBR A well. These three wells have total estimated proved reserves of 72,856 barrels of crude oil and 1,525,783 MCF of natural gas at June 30, 2009.  Using a conversion factor of 6 MCF to 1 barrel of oil, these three wells have approximately 81.8% of total Partnership reserves at June 30, 2009.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2009	85,520	1,885,284
June 30, 2008	170,697	3,352,291

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The Partnership had net income of $160,890 for the three month period ended June 30, 2009, compared to net income totaling $1,807,487 for the three month period ended June 30, 2008.

The Partnership incurred no property impairment expense during the three month period ended June 30, 2009 or the three month period ended June 30, 2008. Depletion expense also decreased from $537,624 for the second quarter of 2008 to $527,829 for the second quarter of 2009, as increased sales volumes and decreased reserves for the second quarter of 2009 led to a relatively consistent overall depletion rate.

While overall sales volumes increased during the second quarter of 2009, primarily as a result of the Gumbo II well which began producing during the second quarter of 2008, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $125.84 per barrel of crude oil during the second quarter of 2008 to $46.45 per barrel during the second quarter of 2009, a drop of 63.1%. Gas prices also declined significantly; from an average price of $11.95 per MCF of natural gas produced during the quarter ended June 30, 2008 to $3.52 per MCF for the quarter ended June 30, 2009, a decline of 70.5%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $1,796,000 or 60.1% for the quarter ended June 30, 2009. The Partnership’s sales revenue declined as a result of lower crude oil and natural gas prices in the second quarter of 2009 as compared to the second quarter of 2008.

Lease operating costs decreased from $224,651 during the quarter ended June 30, 2008 compared to $177,162 for the quarter ended June 30, 2009. Operating costs declined due to a significant decrease in lease operating expenses for the HBR A well for the quarter ended June 30, 2009.  In addition, the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008 caused higher second quarter operating expenses for the Sand Dunes wells. As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative costs increased from $220,720 incurred during the second quarter of 2008 to $230,583 incurred during the second quarter of 2009. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Reef administrative fee during the second quarter of 2009 was $156,166, compared to $105,678 during the second quarter of 2008.  The increases in Reef administrative fees were partially offset by decreases in other general fees and expenses.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Partnership had a net loss of $2,320,999 for the six month period ended June 30, 2009, compared to net income totaling $2,782,145 for the six month period ended June 30, 2008.

The Partnership incurred no property impairment expense during the six month period ended June 30, 2008. However, the decline in oil and gas prices has resulted in impairment expense of proved properties totaling $2,417,333 for the six month period ending June 30, 2009. Depletion expense also increased from $1,032,312 for the first six months of 2008 to $1,329,861 for the first six months of 2009, as increased sales volumes and decreased reserves for the first six months of 2009 led to a higher overall depletion rate. The net effect of these two non-cash items was additional expense of approximately $2,715,000 incurred during the first six months of 2009.

While overall sales volumes increased during the first six months of 2009, primarily as a result of the Gumbo II well which began producing during the second quarter of 2008.  There were also sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $111.54 per barrel of crude oil during the first six months of 2008 to $40.77 per barrel during the first six months of 2009, a drop of 61.7%. Gas prices also declined significantly; from an average price of $10.38 per MCF of natural gas produced during the first six months ended June 30, 2008 to $4.08 per MCF for the first six months ended June 30, 2009, a decline of 63.4%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $2,482,000 or 50.5% for the six months ended June 30, 2009. Revenues declined for the first six months of 2009 compared to the first six months of 2008 as a result of lower crude oil and natural gas prices.

Lease operating costs decreased from $431,072 during the quarter ended June 30, 2008 compared to $423,952 for the quarter ended June 30, 2009. This is primarily due to decreases in operating costs for the HBR A well for the six months ended June 30, 2009. In addition, the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008 caused higher second quarter operating expenses for the Sand Dunes wells. As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative costs increased from $336,544 incurred during the first six months of 2008 to $384,815 incurred during the first six months of 2009. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Reef administrative fee during the six months ended June 30, 2009 was $286,342, compared to $258,122 for the six months ended June 30, 2008.   Additional increases resulted from increases in other general fees and expenses.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At June 30, 2009, Reef had contributed $316,361 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership oil and gas operations. As of June 30, 2009, the Partnership had expended $33,208,779 on property acquisitions and prepayments and $138,317 on pre-production general and administrative expenses. Expenditures in excess of available capital began being deducted from Partnership distributions in August 2008.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 13, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 13, 2009	By:	/s/ L. Mark Price
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