Form 10-Q
period 2009-09-30
Reef Global Energy VI, L.P.
filed 2009-11-16
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of September 30, 2009, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

PART I -- FINANCIAL INFORMATION
		1
ITEM 1.	Financial Statements (Unaudited)	2
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statements of Cash Flows
	Notes to Condensed Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4T.	Controls and Procedures
		13
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3.	Default Upon Senior Securities	14

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits	15

Signatures		16

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Reef Global Energy VI, L.P.
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,649	$1,125,458
Accounts receivable	15,786	2,680
Accounts receivable from affiliates	756,791	144,486
Total current assets	933,226	1,272,624

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $27,890,889 and $22,961,256	5,626,414	10,266,854
Net oil and gas properties	5,626,414	10,266,854

Total Assets	6,559,640	11,539,478

Liabilities and partnership equity

Current liabilities:
Accounts payable	122,620	$5,161
Accounts payable to affiliates	—	144,789
Total current liabilities	122,620	149,950

Long-term liabilities:
Asset retirement obligation	397,280	386,346
Total long-term liabilities	397,280	386,346

Partnership equity
Limited partners	5,552,738	10,235,797
Managing general partner	487,002	767,385
Partnership equity	6,039,740	11,003,182

Total liabilities and partnership equity	$6,559,640	$11,539,478

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues	$1,069,597	$2,738,367	$3,497,689	$7,648,464

Costs and expenses:
Lease operating expenses	137,433	115,549	561,384	546,621
Production taxes	49,453	187,102	232,777	512,991
General and administrative	158,155	163,537	542,971	500,081
Accretion of asset retirement obligation	4,917	4,035	17,309	17,855
Depreciation, depletion and amortization	469,914	609,481	1,799,775	1,641,793
Property impairment	709,017	—	3,126,350	—
Total costs and expenses	1,528,889	1,079,704	6,280,566	3,219,341

Income (loss) from operations	(459,292)	1,658,663	(2,782,877)	4,429,123

Other income:
Interest income	282	1,494	2,869	13,179
Total other income	282	1,494	2,869	13,179

Net income (loss)	$(459,010)	$1,660,157	$(2,780,008)	$4,442,302

Net income (loss) per general partner unit	$—	$—	$—	$1,575.32
Net income (loss) per limited partner unit	$(348.56)	$940.55	$(1,965.88)	$2,515.87
Net income (loss) per managing general partner unit	$532.05	$4,158.26	$463.46	$11,143.78

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2009	2008
Operating Activities
Net income (loss)	$(2,780,008)	$4,442,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,799,775	1,641,793
Property impairment	3,126,350	—
Accretion of asset retirement obligation	17,309	17,855
Changes in operating assets and liabilities:
Accounts receivable	(13,106)	—
Accounts receivable from affiliates	(612,305)	(900,888)
Accounts payable	117,459	3,723
Accounts payable to affiliates	(144,789)	—
Net cash provided by operating activities	1,510,685	5,204,785

Investing Activities
Property acquisition and development	(289,193)	(1,245,788)
Plugging and abandonment costs paid from asset retirement obligation	(2,867)	(1,245)
Net cash used in investing activities	(292,060)	(1,247,033)

Financing Activities
Partner capital contributions	7,605	18,979
Offering costs	(144,789)	(450,000)
Partner distributions	(2,046,250)	(4,906,500)
Net cash used in financing activities	(2,183,434)	(5,337,521)

Net decrease in cash and cash equivalents	(964,809)	(1,379,769)
Cash and cash equivalents at beginning of period	1,125,458	2,366,065
Cash and cash equivalents at end of period	$160,649	$986,296

Supplemental disclosure of non-cash investing transactions
Property additions and asset retirement obligation	$—	$35,166
Adjustment to asset retirement obligation	$3,508	$7,813
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$—	$8,138
Offering costs included in accounts payable to affiliates	$—	$294,789

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Notes to Condensed Financial Statements (unaudited)
September 30, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended September 30, 2009 the Partnership recognized impairment expense of $709,017. During the nine month period ended September 30, 2009 the Partnership recognized a property impairment expense of $3,126,350.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2009, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	Nine months ended September 30, 2009	Year Ended December 31, 2008
Beginning asset retirement obligation	$386,346	$305,215
Additions related to new properties	—	35,166
Accretion expense	17,309	60,786
Retirement related to property abandonment and restoration	(6,375)	(14,821)
Ending asset retirement obligation	$397,280	$386,346

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance  provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Partnership does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up through November 12, 2009, the day the financial statements were issued.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance related to the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The guidance does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  This guidance did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The guidance also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  This guidance is effective for reporting periods ending after June 15, 2009.  The adoption of this guidance did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

Fair Value Measurements

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of this guidance was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Newly Issued But Not Effective Accounting Standards

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2009, the Partnership incurred technical services costs of $1,004 and $1,004, respectively. During the three and nine month periods ended September 30, 2009 the Partnership incurred administrative costs totaling $131,145 and $430,522, respectively.  During the three and nine month periods ended September 30, 2008, the Partnership incurred technical services costs capitalized as project costs of $53,604 and $499,617, respectively.  The Partnership incurred administrative costs included as general and administrative expenses of $162,144 and $420,283 during the three and nine month periods ended September 30, 2008, respectively.

Reef contributed 1% of all leasehold, drilling and completion costs when incurred during the drilling phase of Partnership operations. In addition, Reef purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%). As of September 30, 2009, this 1% obligation totaled $0.  During the year ended December 31, 2008, this 1% obligation totaled $12,019.

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2009, RELP owed the Partnership $756,791 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2008, RELP owed the Partnership $144,486 for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates as of September 30, 2009 and December 31, 2008 included $0 and $144,789, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee was payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The balance payable at December 31, 2008 represents the unpaid portion of the management fee in excess of actual commissions and organization and offering costs, which were paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership reimbursed this amount to Reef at a rate of $50,000 per month, and completed payment of the December 31, 2008 balance due during March 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2009 is detailed below:

For the three months ended September 30, 2009

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	75.363	$40,096	$532.05
Limited partner units	1,431.897	(499,106)	$(348.56)
Total	1,507.260	$(459,010)

For the nine months ended September 30, 2009

Type of Unit	Number of Units	Net income (loss )	Net income (loss) per unit
Managing general partner units	75.363	$34,927	$463.46
Limited partner units	1,431.897	(2,814,935)	$(1,965.88)
Total	1,507.260	$(2,780,008)

6. Subsequent Events

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work is expected to begin in December 2009. Upon completion of the salt water disposal well, three of the Sand Dunes wells will be placed on full time production. RELP believes, based upon testing already performed, that the disposal capacity of the well to be converted will be such that only three Sand Dunes wells can be placed on full time production. However, if possible, additional wells may be placed on production at a later date. The estimated cost of the well conversion to this Partnership is expected to be approximately $79,280.  This cost will be paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. Based upon the September 30, 2009 oil and gas pricing used in preparation of the Partnership’s September 30, 2009 reserve report, the proved developed non-producing reserves associated with the three wells expected to be placed on production are estimated to be 6,091 barrels of crude oil and 5,377 MCF of natural gas.

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (two prospects) County, Texas. Four of the wells located in Jackson and Lavaca (two prospects) County, Texas and Acadia Parish, Louisiana have ceased production. The Partnership participated in the drilling of eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and participated in the drilling of eight unsuccessful developmental wells on this prospect (see below).

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects, including the well drilled in March 2009 (see below). The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, one unsuccessful exploratory well, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Jefferson (two prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. The Partnership participated in the drilling of seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Of the fifteen successful wells, three wells located in St. Martin and Terrebonne Parish, Louisiana and in Live Oak County, Texas have ceased production.

Subsequent to completing its drilling phase of operations in the first quarter of 2008, the Partnership drilled two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful and began production operations in November 2008, and the second well, drilled in March 2009, was unsuccessful. These wells are included in the summaries of wells in the preceding paragraphs. While there are currently no plans to drill any additional wells, one of the existing Sand Dunes wells will be converted to a salt water disposal well during the fourth quarter of 2009.  The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

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

The table below summarizes Partnership expenditures at September 30, 2009 by classification of well. Drilling, completion, and facilities costs include $303,397 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,554,179	$19,237,966	$20,792,145
Exploratory wells	1,241,273	11,483,885	12,725,158
Total	$2,795,452	$30,721,851	$33,517,303

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP  also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the September 30, 2009 reserve information presented in this Quarterly Report. Subsequent to September 30, 2009, primarily as a result of the recent increase in crude oil prices, Reef has approved the conversion of one of the existing Sand Dunes wells to a salt water disposal well (see Note 6 of the Notes to Condensed Financial Statements (unaudited)).

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. As of September 30, 2009, Reef has also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. As of September 30, 2009, the Partnership has expended $33,213,901 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of fifty-one wells and has expended $138,317 on general and administrative expenses. The total of these expenses is $961,793 in excess of the capital available for Partnership activities. Expenditures in excess of available capital were deducted from Partnership distributions.  At September 30, 2009, the Partnership had recovered the entire amount. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $810,606 at September 30, 2009. Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of Partnership wells, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales from productive properties processed by RELP, net of joint interest billings and overhead charges processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

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

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Sales volumes:
Oil (Barrels)	8,702	8,790	29,383	22,642
Natural gas (Mcf)	153,070	162,091	541,904	486,302

Average sales prices received:
Oil (Barrels)	$65.14	$117.52	$47.98	$113.86
Natural gas (Mcf)	$3.28	$10.52	$3.85	$10.43

The Partnership owned interests in sixteen productive wells during the third quarter of 2009, and sixteen productive wells in the third quarter of 2008. The Rob L RA SUA CL&F #1 well located in Terrebonne Parish, Louisiana (“Gumbo II”) began production operations in May 2008, and is included in the productive well count for the third quarter of 2009 and 2008. The Gumbo II well is one of three significant wells in which the Partnership owns a working interest. Management expects overall production volumes sold during 2009 to approximate 2008 volumes as a result of the Gumbo II well producing for the entire calendar year of 2009. The well began production during May 2008, and did not reach full production capacity until July 2008. However, Reef anticipates that the Partnership has already achieved its peak production levels, and although Reef expects overall volumes sold during 2009 to approximate 2008 volumes, Reef also expects individual quarterly volumes to decrease throughout the remainder of 2009.

Sales volumes from the Partnership’s three significant wells, the Gumbo II, the HBR A Big Gas Unit well located in Galveston County, Texas (“HBR A”) and the ST 278L/279L #1 well located in the Gulf of Mexico (“Dolphin B”) totaled 7,810 barrels of crude oil and 132,932 MCF of natural gas, or 89.8% and 86.8% of third quarter 2009 volumes, respectively. During the third quarter of 2008, the Gumbo II, HBR A and the Dolphin B volumes totaled 6,882 barrels of crude oil and 121,012 MCF of natural gas, or 78.3% and 74.7% of third quarter 2008 volumes, respectively. Overall sales volumes were slightly lower during the third quarter of 2009 compared to the third quarter of 2008.  Total revenues fell by 60.9% due to the steep decline in the average sales prices of crude oil and natural gas from the third quarter of 2008 to the third quarter of 2009, as shown in the table above, as well as the decrease in overall sales volumes.

Net proved crude oil and natural gas reserves of the Partnership at September 30, 2009 and 2008 are detailed below.  Net proved crude oil and natural gas reserves declined overall from September 30, 2008 to September 30, 2009.  Net proved crude oil and natural gas reserves at September 30, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Partnership’s interest in the Sand Dunes wells in the September 2008 reserve study were 36,308 barrels of crude oil and 77,676 MCF of natural gas.  There are no crude oil and natural gas reserves for the unsuccessful Sand Dunes wells included in the September 30, 2009 reserve information presented in this Quarterly Report. Net proved crude oil and natural gas reserves at September 30, 2009 and 2008 include only those quantities that management expects to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at September 30, 2009.  All of the Partnership’s reserves are located in the United States.

The Partnership owned interests in sixteen productive wells as of September 30, 2009. The Partnership’s reserves are highly concentrated in three of these wells. These three wells are the Gumbo II well , the Dolphin B well, and the HBR A well. These three wells have total estimated proved reserves of 43,835 barrels of crude oil and 1,087,394 MCF of natural gas at September 30, 2009.  Using a conversion factor of 6 MCF to 1 barrel of oil, these three wells have approximately 67.3% of total Partnership reserves at September 30, 2009.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2009	65,818	1,611,034
September 30, 2008	133,821	2,698,874

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The Partnership had a net loss of $459,010 for the three month period ended September 30, 2009, compared to net income totaling $1,660,157 for the three month period ended September 30, 2008.

The Partnership incurred property impairment expense of $709,017 during the three month period ended September 30, 2009, resulting primarily from declining crude oil and natural gas prices. No impairment charges were taken during the three month period ended September 30, 2008. Depletion expense decreased from $609,481 for the three month period ending September 30, 2008 to $469,914 for the three month period ended September 30, 2009. The net effect of these two non-cash items was additional expense of $569,450 incurred during the third quarter of 2009.

Overall sales volumes decreased slightly during the third quarter of 2009.  In addition, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $117.52 per barrel of crude oil during the third quarter of 2008 to $65.14 per barrel during the third quarter of 2009, a drop of 44.6%. Gas prices also declined significantly; from an average price of $10.52 per MCF of natural gas produced during the quarter ended September 30, 2008 to $3.28 per MCF for the quarter ended September 30, 2009, a decline of 68.8%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $1,668,769 or 60.9% for the quarter ended September 30, 2009. The Partnership’s sales revenue declined as a result of lower crude oil and natural gas prices and a decrease in overall sales volumes in the third quarter of 2009 as compared to the third quarter of 2008.

Lease operating costs increased from $115,549 during the quarter ended September 30, 2008 to $137,433 for the quarter ended September 30, 2009. This is primarily due to increased marketing and gathering expenses related to the Gumbo II and HBR A wells during the third quarter of 2009.  These increases were partially offset by decreases in expenses related to the Sand Dunes wells, which incurred higher operating costs in 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008.

General and administrative costs decreased from $163,537 incurred during the third quarter of 2008 to $158,155 incurred during the third quarter of 2009, due primarily to decreases in overhead charges from Reef.  These decreases were partially offset by increased direct costs charged to the Partnership.  The Reef administrative fee during the third quarter of 2009 was $129,260, compared to $157,101 during the third quarter of 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The Partnership had a net loss of $2,780,008 for the nine month period ended September 30, 2009, compared to net income totaling $4,442,302 for the nine month period ended September 30, 2008.

The Partnership incurred no property impairment expense during the nine month period ended September 30, 2008. However, the decline in oil and gas prices has resulted in impairment expense of proved properties totaling $3,126,350 for the nine month period ending September 30, 2009. Depletion expense also increased from $1,641,793 for the first nine months of 2008 to $1,799,775 for the first nine months of 2009, as increased sales volumes and decreased reserves for the first nine months of 2009 led to a higher overall depletion rate. The net effect of these two non-cash items was additional expense of $3,284,333 incurred during the first nine months of 2009.

While overall sales volumes increased during the first nine months of 2009, primarily as a result of the Gumbo II well which began producing during the second quarter of 2008, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $113.86 per barrel of crude oil during the first nine months of 2008 to $47.98 per barrel during the first nine months of 2009, a drop of 57.9%. Natural gas prices also declined significantly; from an average price of $10.43 per MCF of natural gas produced during the first nine months ended September 30, 2008 to $3.85 per MCF for the first nine months ended September 30, 2009, a decline of 63.1%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $4,150,775 or 55.6% for the nine months ended September 30, 2009as a result of lower 2009 crude oil and natural gas prices.

Lease operating costs increased from $546,621 during the nine months ended September 30, 2008 to $561,384 for the nine months ended September 30, 2009. This is primarily due to increased marketing and gathering expenses related to the Gumbo II and HBR A wells during 2009.  These increases were partially offset by decreases in expenses related to the Sand Dunes wells, which incurred higher operating costs in 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008.

General and administrative costs increased from $500,081 incurred during the first nine months of 2008 to $542,971 incurred during the first nine months of 2009, primarily due to increases in direct costs charged to the Partnerships. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Reef administrative fees during the nine months ended September 30, 2009 were $415,602, compared to $415,223 for the nine months ended September 30, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on October 31, 2005, the Partnership sold 1,431.897 units to investor partners, consisting of 241.336 units of limited partner interest and 1,190.561 units of additional general partner interest. Reef purchased 75.363 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $37,398,898. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2009, Reef had contributed $316,361 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership oil and gas operations. As of September 30, 2009, the Partnership had expended $33,213,901 on property acquisitions and prepayments and $138,317 on pre-production general and administrative expenses. Expenditures in excess of available capital began being deducted from Partnership distributions in August 2008.  At September 30, 2009, the Partnership had recovered the entire amount.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 16, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli Manager and Member (principal executive officer)

Dated: November 16, 2009	By:	/s/ David M. Tierney
David M. Tierney Treasurer and Principal Accounting Officer Reef Exploration, L.P. (principal financial and accounting officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.