Form 10-Q
period 2010-03-31
Reef Global Energy VI, L.P.
filed 2010-05-12
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-122935-01
___________________

REEF GLOBAL ENERGY VI, L.P.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3170768 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas (Address of principal executive offices)	75080-3610 (Zip code)

(972)-437-6792
(Registrant’s telephone number, including area code)

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

As of May 12, 2010, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.
Condensed Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$190,266	$165,715
Accounts receivable	18,584	22,680
Accounts receivable from affiliates	765,366	731,390
Total current assets	974,216	919,785

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $30,539,422 and $29,938,389	3,029,208	3,600,860
Net oil and gas properties	3,029,208	3,600,860

Total Assets	$4,003,424	$4,520,645

Liabilities and partnership equity

Current liabilities:
Accounts payable	$35,231	$103,031
Total current liabilities	35,231	103,031

Long-term liabilities:
Asset retirement obligation	400,521	393,393
Total long-term liabilities	400,521	393,393

Partnership equity
Limited partners	3,229,388	3,671,070
Managing general partner	338,284	353,151
Partnership equity	3,567,672	4,024,221

Total liabilities and partnership equity	$4,003,424	$4,520,645

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2010	2009

Revenues	$1,356,733	$1,234,083

Costs and expenses:
Lease operating expenses	114,069	246,789
Production taxes	47,011	90,080
Depreciation, depletion and amortization	603,709	802,032
Property impairment	--	2,417,333
Accretion of asset retirement obligation	8,331	7,562
General and administrative	240,818	154,233
Total costs and expenses	1,013,938	3,718,029

Income (loss) from operations	342,795	(2,483,946)

Other income:
Interest income	182	2,058
Total other income	182	2,058

Net income (loss)	$342,977	$(2,481,888)

Net income (loss) per limited partner unit	$163.64	$(1,678.34)
Net income (loss) per managing general partner unit	$1,441.82	$(1,044.08)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009

Operating Activities
Net income (loss)	$342,977	$(2,481,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(1,203)	(2,632)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	603,709	802,032
Property impairment	--	2,417,333
Accretion of asset retirement obligation	8,331	7,562
Changes in operating assets and liabilities:
Accounts receivable	4,096
Accounts receivable from affiliates	(33,976)	(551,475)
Prepaid expenses	--	(5,011)
Accounts payable	(67,800)	4,562
Accounts payable to affiliates	--	(144,789)
Net cash provided by operating activities	856,134	45,694

Investing Activities
Property acquisition and development	(32,057)	(205,875)
Net cash used in investing activities	(32,057)	(205,875)

Financing Activities
Offering costs	--	(144,789)
Partner distributions	(799,526)	(622,957)
Net cash used in financing activities	(799,526)	(767,746)

Net increase (decrease) in cash and cash equivalents	24,551	(927,928)
Cash and cash equivalents at beginning of period	165,715	1,125,458
Cash and cash equivalents at end of period	$190,266	$197,530

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at March 31, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $2,417,333, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on this leasehold interest.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value, which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2010 and the year ended December 31, 2009.

	Three months ended March 31, 2010	Year Ended December 31, 2009
Beginning asset retirement obligation	$393,393	$386,346
Accretion expense	8,331	22,310
Retirement related to property abandonment and restoration	(1,203)	(15,263)
Ending asset retirement obligation	$400,521	$393,393

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate.

Accounting Standards Codification

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there has been no expected impact on the Partnership’s financial position, results of operations or cash flows.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The new guidance did not have a material effect on the Partnership’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance on accounting for subsequent events.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted the provisions of this guidance for the period ended June 30, 2009. In February 2010, the FASB issued an update to this guidance. Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Partnership adopted the provisions on its effective date of February 24, 2010. There was no impact on the Partnership’s operating results, financial position or cash flows.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2010 and 2009, the Partnership incurred no technical services costs and incurred administrative costs totaling $186,352 and $137,862, respectively, included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling and completion costs when incurred during the drilling and completion phases of Partnership operations.  Reef contributed $316,361 in connection with this obligation. In addition, Reef purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%). Reef has no remaining obligations related to these additional costs subsequent to December 31, 2009.

RELP processes joint interest billings and revenues on behalf of the Partnership. At March 31, 2010 and December 31, 2009, RELP owed the Partnership $765,366 and $731,390, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2010 and 2009 is detailed below:

For the three months ended March 31, 2010
Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$108,660	$1,441.82
Limited partner units	1,431.897	234,317	$163.64
Total	1,507.260	$342,977

For the three months ended March 31, 2009
Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(78,682)	$(1,044.08)
Limited partner units	1,431.897	(2,403,206)	$(1,678.34)
Total	1,507.260	$(2,481,888)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

●
statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

●
statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

●	any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

●	any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in the section captioned “RISK FACTORS” contained in the Partnership’s Annual Report. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells and eleven unsuccessful developmental wells on nineteen of these twenty prospects.  Five of these successful wells have ceased production. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below).

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects. The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, eight unsuccessful exploratory wells, and one unsuccessful developmental well on these fourteen prospects. Of the fifteen successful wells, four wells have ceased production, and eleven are currently productive.

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

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a salt water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful.

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work began in March 2010. Upon conversion of this well to a salt water disposal well, three of the current Sand Dunes wells are expected to be placed on full time production during the second quarter of 2010. RELP believes, based upon testing already performed, that the disposal capacity of the well to be converted will be such that only three Sand Dunes wells can be placed on full time production. However, if possible, additional wells may be placed on production. RELP will determine what actions to take regarding the other Sand Dunes wells after a period of evaluation of this initial conversion. The estimated cost of the well conversion to this Partnership is expected to be approximately $136,703. This cost will be paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 5,819 BBL of crude oil and 8,455 MCF of natural gas reserves for the three wells expected to be placed on full time production included in the March 31, 2010 reserve information presented in this Quarterly Report.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership has expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and has expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership has also expended $336,325 subsequent to its drilling and completion phase of operations on the drilling of two additional wells and upon other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions.  Any additional capital expenditures, including the expenditures related to the conversion of one of the Sand Dunes wells into a salt water disposal well, will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $938,985 at March 31, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31,
	2010	2009
Sales volumes:
Oil (Barrels)	8,720	9,984
Natural gas (MCF)	127,637	190,933

Average sales prices received:
Oil (Barrels)	$71.02	$34.68
Natural gas (MCF)	$5.78	$4.65

The Partnership had fourteen productive wells during the first quarter of 2010 and sixteen productive wells during the first quarter of 2009. Overall, sales volumes declined during the first quarter of 2010 compared to the first quarter of 2009, primarily due to decreased volumes from a well located in Lavaca County, Texas, which was plugged and abandoned during 2009, as well as from the ST 278L/279L #1 well located in the Gulf of Mexico (“Dolphin B”), which has been shut in. The Dolphin B well had been one of the Partnership’s three major productive wells. Sales volumes from the Partnership’s two most significant wells, the Gumbo II and the HBR A Big Gas Unit (“HBR A”) totaled 8,083 barrels of crude oil and 87,837 MCF of natural gas, or 92.7% and 68.8% of first quarter 2010 volumes, respectively. During the first quarter of 2009, volumes from these two wells totaled 8,174 barrels of crude oil and 104,343 MCF of natural gas, or 81.9% and 54.6% of first quarter 2009 volumes, respectively.  Sales prices for crude oil rose by 104.8%, to an average price of $71.02 for the first quarter of 2010. Sales prices for natural gas rose by 24.3%, to an average price of $5.78 per MCF this quarter, compared to an average price of $4.65 received for the first quarter of 2009. As a result, total sales revenues increased by 9.9% for the first quarter of 2010, despite the decline in volumes.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for March 31, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to March 31, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of March 31, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2010	50,290	689,656
March 31, 2009	91,492	2,047,162

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

The Partnership had a net income of $342,977 for the three month period ended March 31, 2010, compared to a net loss totaling $2,481,888 for the three month period ended March 31, 2009.

The Partnership incurred no property impairment expense during the three month period ended March 31, 2010. However, the decline in oil and gas prices during the first part of 2009 resulted in impairment expense of proved properties totaling $2,417,333 for the quarter ending March 31, 2009. Depletion expense also decreased from $802,032 for the first quarter of 2009 to $603,709 for the first quarter of 2010, because the 2009 impairment has resulted in a lower depletable property basis for 2010.

Overall, sales volumes declined during the first quarter of 2010 compared to the first quarter of 2009, due to decreased volumes from a well located in Lavaca County, Texas, which was plugged and abandoned during 2009, as well as from the ST 278L/279L #1 well located in the Gulf of Mexico (“Dolphin B”), which has been shut in. The Dolphin B well had been one of the Partnership’s three major productive wells. Sales volumes from the Partnership’s two most significant wells, the Gumbo II and the HBR A Big Gas Unit (“HBR A”) totaled 8,083 barrels of crude oil and 87,837 MCF of natural gas, or 92.7% and 68.8% of first quarter 2010 volumes, respectively. During the first quarter of 2009, volumes from these two wells totaled 8,174 barrels of crude oil and 104,343 MCF of natural gas, or 81.9% and 54.6% of first quarter 2009 volumes, respectively.  Sales prices for crude oil rose by 104.8%, to an average price of $71.02 for the first quarter of 2010. Sales prices for natural gas rose by 24.3%, to an average price of $5.78 per MCF this quarter, compared to an average price of $4.65 received for the first quarter of 2009. As a result, total sales revenues increased by 9.9% for the first quarter of 2010, despite the decline in volumes. This increase in revenues during the first quarter of 2010, as well as the decreased depletion expense and the fact that there was no property impairment during the first quarter of 2010 were the three primary differences between the comparative quarters.

Lease operating costs decreased from $246,789 during the quarter ended March 31, 2009 to $114,069 during the quarter ended March 31, 2010. The decrease partially relates to the fact that there were sixteen productive wells during the first quarter of 2009 compared to only fourteen productive wells during the first quarter of 2010.  Lease operating costs and gas marketing fees for the Gumbo II well decreased by approximately $44,000 and operating costs for the seven Sugg Ranch wells decreased by approximately $17,000 during the comparative quarters.  Approximately $63,000 of the decrease relates to the timing of ad valorem tax payments.

General and administrative costs increased from $154,233 incurred during the first quarter of 2009 to $240,818 incurred during the first quarter of 2010.  The increase relates partially to higher legal fees, as well as the timing of audit and professional fees for public filings.  In addition, the administrative overhead charge to the Partnership for the three months ended March 31, 2010 totaled $168,311 compared to $130,185 for the three months ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC, its general partner

Dated: May 12, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli Manager and Member of the general partner of Reef Oil & Gas Partners, L.P. (Principal Executive Officer)

Dated: May 12, 2010		/s/ Daniel C. Sibley
Daniel C. Sibley Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.