Form 10-Q
period 2010-06-30
Reef Global Energy VI, L.P.
filed 2010-08-13
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2010

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

(972)-437-6792
Registrant’s telephone number, including area code

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

As of August 13, 2010, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.
Condensed Balance Sheets

	June 30, 2010	December 31, 2009

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$187,517	$165,715
Accounts receivable	13,585	22,680
Accounts receivable from affiliates	616,039	731,390
Total current assets	817,141	919,785

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $30,959,803 and $29,938,389	2,752,307	3,600,860
Net oil and gas properties	2,752,307	3,600,860

Total Assets	$3,569,448	$4,520,645

Liabilities and partnership equity

Current liabilities:
Accounts payable	$29,230	$103,031
Total current liabilities	29,230	103,031

Long-term liabilities:
Asset retirement obligation	453,015	393,393
Total long-term liabilities	453,015	393,393

Partnership equity
Limited partners	2,784,332	3,671,070
Managing general partner	302,871	353,151
Partnership equity	3,087,203	4,024,221

Total liabilities and partnership equity	$3,569,448	$4,520,645
See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009

Revenues	$987,411	$1,194,009	$2,344,144	$2,428,092

Costs and expenses:
Lease operating expenses	108,426	177,162	222,495	423,952
Production taxes	(96,610)	93,244	(49,599)	183,325
Depreciation, depletion and amortization	420,381	527,829	1,024,090	1,329,861
Property impairment	—	—	—	2,417,333
Accretion of asset retirement obligation	53,518	4,830	61,849	12,392
General and administrative	134,921	230,583	375,739	384,815
Total costs and expenses	620,636	1,033,648	1,634,574	4,751,678

Income (loss) from operations	366,775	160,361	709,570	(2,323,586)

Other income:
Interest income	169	529	351	2,587
Total other income	169	529	351	2,587

Net income (loss)	$366,944	$160,890	$709,921	$(2,320,999)

Net income (loss) per limited partner unit	$189.56	$61.02	$353.20	$(1,617.32)
Net income (loss) per managing general partner unit	$1,267.36	$975.47	$2,709.18	$(68.58)

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009

Operating Activities
Net income (loss)	$709,921	$(2,320,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(2,227)	(2,867)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,024,090	1,329,861
Property impairment	—	2,417,333
Accretion of asset retirement obligation	61,849	12,392
Changes in operating assets and liabilities:
Accounts receivable	9,095	—
Accounts receivable from affiliates	115,351	(421,133)
Accounts payable	(73,801)	50,954
Accounts payable to affiliates	—	(144,789)
Net cash provided by operating activities	1,844,278	920,752

Investing Activities
Property acquisition and development	(175,537)	(284,066)
Net cash used in investing activities	(175,537)	(284,066)

Financing Activities
Partner capital contributions	—	7,605
Offering costs	—	(144,789)
Partner distributions	(1,646,939)	(1,470,525)
Net cash used in financing activities	(1,646,939)	(1,607,709)

Net increase (decrease) in cash and cash equivalents	21,802	(971,023)
Cash and cash equivalents at beginning of period	165,715	1,125,458
Cash and cash equivalents at end of period	$187,517	$154,435

See accompanying notes to condensed financial statements.

Reef Global Energy VI, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at June 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended June 30, 2010 and 2009, the Partnership recognized no property impairment expense of proved properties. During the six month periods ended June 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $2,417,333, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on the leasehold interest in the Sand Dunes prospect.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2010 and the year ended December 31, 2009.

	Six months ended June 30, 2010	Year Ended December 31, 2009
Beginning asset retirement obligation	$393,393	$386,346
Accretion expense	61,849	22,310
Retirement related to property abandonment and restoration	(2,227)	(15,263)
Ending asset retirement obligation	$453,015	$393,393

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

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

Fair Value Measurements

In January 2010, the FASB issued new guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Partnership’s operating results, financial position or cash flows or disclosures regarding the fair value of financial instruments.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended June 30, 2010 and 2009, the Partnership incurred technical services costs of $4,858 and $0, respectively, and incurred administrative costs totaling $57,305 and $165,922, respectively. During the six month periods ended June 30, 2010 and 2009, the Partnership incurred technical services costs of $4,858 and $0, respectively, and incurred administrative costs totaling $242,342 and $299,376, respectively.  Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling and completion costs when incurred during the drilling and completion phases of Partnership operations.  Reef contributed $316,361 in connection with this obligation. In addition, Reef purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%). Reef has had no remaining obligations related to these additional costs since December 31, 2009.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2010 and December 31, 2009, RELP owed the Partnership $616,039 and $731,390, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2010 is detailed below:

For the three months ended June 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$95,512	$1,267.36
Limited partner units	1,431.897	271,432	$189.56
Total	1,507.260	$366,944

For the six months ended June 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$204,172	$2,709.18
Limited partner units	1,431.897	505,749	$353.20
Total	1,507.260	$709,921

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

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010. The related facility is expected to be complete in August 2010. RELP had previously believed, based on initial testing, that three of the current Sand Dunes wells would be able to be placed on full-time production once the conversion was complete.  Based on updated testing performed on the disposal capacity of the converted well, it now appears possible that more than three wells will be able to be placed back on full-time production.  Wells will be placed on production one at a time during the third quarter of 2010 as RELP continues to evaluate the capacity of the newly converted salt water disposal well. The cost of the well conversion to this Partnership as of June 30, 2010 was approximately $123,000. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 5,661 BBL of crude oil and 9,084 Mcf of natural gas reserves net to the Partnership’s interest for the three wells to be placed on full time production during the third quarter of 2010.  Reserve estimates may be increased if additional wells are able to be placed on full-time production.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership has also expended $479,807 subsequent to its drilling and completion phase of operations on the drilling of two additional wells, the Sand Dunes well conversion, and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions.  Any additional capital expenditures, including the expenditures related to the conversion of one of the Sand Dunes wells into a salt water disposal well, will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $787,911 at June 30, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	8,218	10,697	16,938	20,681
Natural gas (Mcf)	105,848	197,901	233,484	388,834

Average sales prices received:
Oil (Barrels)	$70.20	$46.45	$70.62	$40.77
Natural gas (Mcf)	$4.36	$3.52	$5.18	$4.08

The Partnership had interests in fourteen productive wells as of June 30, 2010, and sixteen productive wells as of June 30, 2009. Overall, sales volumes declined during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009, primarily due to decreased volumes from a well located in Lavaca County, Texas, which was plugged and abandoned during 2009, as well as from the ST 278L/279L #1 (“Dolphin B”) well located in the Gulf of Mexico, which ceased production in the first quarter of 2010 and is being plugged and abandoned. In addition, production volumes from the HBR A Big Gas Unit (“HBR A”) have declined by over 50% from 2009 production levels. Sales volumes from the  two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 7,424 barrels of crude oil and 79,463 Mcf of natural gas, or 90.3% and 75.1% of sales volumes for the three month period ended June 30, 2010, respectively. During the three month period ended June 30, 2009, volumes from these two wells totaled 9,376 barrels of crude oil and 121,434 Mcf of natural gas, or 87.6% and 61.4% of total sales volumes, respectively.  Sales prices for crude oil rose by 51.1%, to an average price of $70.20 for the three month period ended June 30, 2010. Sales prices for natural gas rose by 23.9%, to an average price of $4.36 per Mcf during the three month period ended June 20, 2010, compared to an average price of $3.52 received for during the three month period ended June 30, 2009. The increase in average prices was not enough to offset the decline in volumes, and total sales revenues decreased by 17.3% for the three month period ended June 30, 2010. The loss of production from the Dolphin B well, combined with declining volumes from the HBR A well, will lead to continuing declines in sales volumes in future quarters.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for June 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to March 31, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of June 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2010	44,693	590,228
June 30, 2009	85,520	1,885,284

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Partnership had a net income of $366,944 for the three month period ended June 30, 2010, compared to a net income totaling $160,890 for the three month period ended June 30, 2009.

The Partnership incurred no property impairment expense during the three month periods ended June 30, 2010 and 2009.  Depletion expense decreased from $527,829 for the three months ended June 30, 2009 to $420,381 for the three months ended June 30, 2010, primarily because 2009 impairment totaling $4,629,688 has resulted in a lower property basis for 2010.

Overall, sales volumes declined during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009, due to decreased volumes from a well located in Lavaca County, Texas, which was plugged and abandoned during 2009, as well as from the Dolphin B well located in the Gulf of Mexico, which ceased production in the first quarter of 2010 and is being plugged and abandoned. The Dolphin B well had been one of the three most significant wells in which the partnership holds an interest. In addition, the Partnership’s share of production volumes from the HBR A well declined by over 50% from 2009 production levels.  The Partnership’s share of sales volumes from the other two major wells, the Gumbo II and the HBR A, totaled 7,424 barrels of crude oil and 79,463 Mcf of natural gas, or 90.3% and 75.1%, respectively, of the Partnership’s second quarter 2010 volumes. During the second quarter of 2009, the Partnership’s share of volumes from these two wells totaled 9,376 barrels of crude oil and 121,434 Mcf of natural gas, or 87.6% and 61.4%, respectively, of the Partnership’s second quarter 2009 volumes.  Sales prices for crude oil rose by 51.1%, to an average price of $70.20 for the second quarter of 2010. Sales prices for natural gas rose by 23.9%, to an average price of $4.36 per Mcf this quarter, compared to an average price of $3.52 received for the second quarter of 2009. The increase in average prices was not enough to offset the decline in volumes, and total sales revenues decreased by 17.3% for the second quarter of 2010.

Lease operating costs decreased from $177,162 during the three months ended June 30, 2009 to $108,426 during the three months ended June 30, 2010. The decrease partially relates to the fact that there were sixteen productive wells during the three months ended June 30, 2009 compared to only fourteen productive wells during the three months ended June 30, 2010.  Lease operating costs for the Gumbo II well decreased by approximately $28,000 during the comparative periods. Expenses related to the Dolphin B, Ewald #1, and Long Ranch 73 #4 wells decreased by approximately $26,000 in total between the comparative periods.  These three wells were all plugged and abandoned or awaiting plugging and abandonment by the end of 2009. In addition, production taxes decreased during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 due to an approximate $174,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $230,583 incurred during the three months ended June 30, 2009 to $134,921 incurred during the three months ended June 30, 2010, primarily due to decreased overhead charges from RELP.  The administrative overhead charge to the Partnership decreased from $156,166 for the three months ended June 30, 2009 to $58,336 for the three months ended June 30, 2010.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Partnership had a net income of $709,921 for the six month period ended June 30, 2010, compared to a net loss totaling $2,320,999 for the six month period ended June 30, 2009.

The Partnership incurred no property impairment expense during the six month period ended June 30, 2010 and $2,417,333 of property impairment expense during the six month period ended June 30, 2009.  Depletion expense decreased from $1,329,861 for the first six months of 2009 to $1,024,090 for the first six months of 2010, primarily because 2009 impairment totaling $4,629,688 has resulted in a lower property basis for 2010.

Overall, sales volumes declined during the first six months of 2010 compared to the first six months of 2009, due to decreased volumes from a well located in Lavaca County, Texas, which was plugged and abandoned during 2009, as well as from the Dolphin B well, which ceased production in the first quarter of 2010 and is being plugged and abandoned. The Dolphin B well had been one of the three most significant wells in which the Partnership has an interest. In addition, production volumes from the HBR A have declined by over 50% from 2009 production levels.  The Partnership’s share of sales volumes from the other two major wells, the Gumbo II and the HBR A, totaled 15,507 barrels of crude oil and 167,300 Mcf of natural gas, or 91.6% and 71.7%, respectively, of the Partnership’s volumes for the first six months of 2010. During the first six months of 2009, the Partnership’s share of volumes from these two wells totaled 17,550 barrels of crude oil and 225,777 Mcf of natural gas, or 84.9% and 58.1%, respectively, of the Partnership’s volumes for the first six months of 2009.  Sales prices for crude oil rose by 73.21%, to an average price of $70.62 for the six months of 2010. Sales prices for natural gas rose by 27.0%, to an average price of $5.18 per Mcf, compared to an average price of $4.08 received for the six months of 2009. The increase in average prices was not enough to offset the decline in volumes, and total sales revenues decreased by 2.6% for the first six months of 2010.

Lease operating costs decreased from $423,952 during the six month period ended June 30, 2009 to $222,495 during the six month period ended June 30, 2010. The decrease partially relates to the fact that there were sixteen productive wells during the second quarter of 2009 compared to only fourteen productive wells during the second quarter of 2010.  In addition, lease operating costs for the Gumbo II well decreased by approximately $60,000 and operating costs for the seven Sugg Ranch wells decreased by approximately $15,000 during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Expenses related to the Dolphin B, Ewald #1, and Long Ranch 73 #4 wells decreased by approximately $60,000 in total between the comparable periods.  These three wells were all plugged and abandoned or awaiting plugging and abandonment by the end of 2009.  In addition, production taxes decreased during the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 due to an approximate $174,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $384,815 incurred during the six months ended June 30, 2009 to $375,739 incurred during the six months ended June 30, 2010, primarily due to decreased overhead charges from RELP.  Since the beginning of the second quarter of 2009, RELP has gradually reduced its total overhead costs by approximately 25%, and as such, the total overhead charged to partnerships has decreased in 2010 from 2009 levels. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Overall activity of this Partnership should increase once the Sand Dunes wells are placed back on line during the third quarter of 2010, but it is expected that total overhead for 2010 will decline from 2009 levels. The administrative overhead charge to the Partnership decreased from $286,342 for the six months ended June 30, 2009 to $226,647 for the six months ended June 30, 2010.  This decrease was partially offset by increased professional fees.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VI, L.P.

By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 13, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Daniel C. Sibley
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