Form 10-Q
period 2010-09-30
Reef Global Energy VI, L.P.
filed 2010-11-15
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-122935-01

REEF GLOBAL ENERGY VI, L.P.
(Exact name of registrant as specified in its charter)
Nevada	20-3170768
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300	75080-3610
Richardson, Texas	(Zip code)
(Address of principal executive offices)

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

As of November 15, 2010, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.
Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.
Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$171,270	$165,715
Accounts receivable	10,647	22,680
Accounts receivable from affiliates	636,093	731,390
Total current assets	818,010	919,785

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $31,348,600 and $29,938,389	2,238,508	3,600,860
Net oil and gas properties	2,238,508	3,600,860

Total Assets	$3,056,518	$4,520,645

Liabilities and partnership equity

Current liabilities:
Accounts payable	$37,589	$103,031
Total current liabilities	37,589	103,031

Long-term liabilities:
Asset retirement obligation	426,903	393,393
Total long-term liabilities	426,903	393,393

Partnership equity
Limited partners	2,324,027	3,671,070
Managing general partner	267,999	353,151
Partnership equity	2,592,026	4,024,221

Total liabilities and partnership equity	$3,056,518	$4,520,645
See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$1,049,635	$1,069,597	$3,393,779	$3,497,689

Costs and expenses:
Lease operating expenses	113,798	137,433	336,293	561,384
Production taxes	81,871	49,453	32,272	232,777
Depreciation, depletion and amortization	451,452	469,914	1,475,542	1,799,775
Property impairment	—	709,017	—	3,126,350
Accretion of asset retirement obligation	3,498	4,917	65,347	17,309
General and administrative	121,969	158,155	497,708	542,971
Total costs and expenses	772,588	1,528,889	2,407,162	6,280,566

Income (loss) from operations	277,047	(459,292)	986,617	(2,782,877)

Other income:
Interest income	142	282	493	2,869
Total other income	142	282	493	2,869

Net income (loss)	$277,189	$(459,010)	$987,110	$(2,780,008)

Net income (loss) per limited partner unit	$134.60	$(348.56)	$487.80	$(1,965.88)
Net income per managing general partner unit	$1,120.70	$532.05	$3,829.88	$463.46

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Operating Activities
Net income (loss)	$987,110	$(2,780,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(30,964)	(2,867)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,475,542	1,799,775
Property impairment	—	3,126,350
Accretion of asset retirement obligation	65,347	17,309
Changes in operating assets and liabilities:
Accounts receivable	12,033	(13,106)
Accounts receivable from affiliates	95,297	(612,305)
Accounts payable	(65,442)	117,459
Accounts payable to affiliates	—	(144,789)
Net cash provided by operating activities	2,538,923	1,507,818

Investing Activities
Proceeds from sale of property	96,206	—
Property acquisition and development	(210,269)	(289,193)
Net cash used in investing activities	(114,063)	(289,193)

Financing Activities
Partner capital contributions	—	7,605
Offering costs	—	(144,789)
Partner distributions	(2,419,305)	(2,046,250)
Net cash used in financing activities	(2,419,305)	(2,183,434)

Net increase (decrease) in cash and cash equivalents	5,555	(964,809)
Cash and cash equivalents at beginning of period	165,715	1,125,458
Cash and cash equivalents at end of period	$171,270	$160,649

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$873	$3,508

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at September 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended September 30, 2010 and 2009, the Partnership recognized $0 and $709,017 of property impairment expense of proved properties. During the nine month periods ended September 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $3,126,350, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect (as discussed in Item 2 below). Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on the leasehold interest in the Sand Dunes prospect.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	Nine months ended September 30, 2010	Year Ended December 31, 2009
Beginning asset retirement obligation	$393,393	$386,346
Accretion expense	65,347	22,310
Retirement related to property sale	(873)	—
Retirement related to property abandonment and restoration	(30,964)	(15,263)
Ending asset retirement obligation	$426,903	$393,393

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended September 30, 2010 and 2009, the Partnership incurred technical services costs of $9,410 and $1,004, respectively, and incurred administrative costs totaling $78,621 and $131,145, respectively. During the nine month periods ended September 30, 2010 and 2009, the Partnership incurred technical services costs of $14,268 and $1,004, respectively, and incurred administrative costs totaling $320,963 and $430,522, respectively.  Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

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

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2010 and December 31, 2009, RELP owed the Partnership $636,093 and $731,390, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2010 is detailed below:

For the three months ended September 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$84,459	$1,120.70
Limited partner units	1,431.897	192,730	$134.60
Total	1,507.260	$277,189

For the nine months ended September 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$288,631	$3,829.88
Limited partner units	1,431.897	698,479	$487.80
Total	1,507.260	$987,110

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells and eleven unsuccessful developmental wells on nineteen of these twenty prospects.  Five of these successful wells have ceased production, and the Partnership sold its interest in one well during the third quarter of 2010. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below).

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

Subsequent to completing its drilling phase of operations in the first quarter of 2008, the Partnership has participated in drilling two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful and began production operations in November 2008, and the second well was unsuccessful. These wells are included in the summaries of wells in the preceding paragraphs. While there are currently no plans to drill any additional wells, the Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.   Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on updated testing performed on the disposal capacity of the converted well, it is expected that all of the remaining seven Sand Dunes wells will be able to be placed into production. During the third quarter of 2010, five wells were placed back on full-time production.  The remaining two Sand Dune wells are expected to be placed back in production during the fourth quarter of 2010. The cost of the well conversion to this Partnership as of September 30, 2010 was approximately $167,282. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 5,564 BBL of crude oil and 8,745 Mcf of natural gas reserves net to the Partnership’s interest for the five wells placed on full time production during the third quarter of 2010.  Reserve estimates may be increased if additional wells are able to be placed on full-time production or if daily production rates increase.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership has also expended $514,539 subsequent to its drilling and completion phase of operations on the drilling of two additional wells, the Sand Dunes well conversion, and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions.  Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $780,421 at September 30, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	8,817	8,702	25,755	29,383
Natural gas (Mcf)	95,093	153,070	316,882	541,904

Average sales prices received:
Oil (Barrels)	$61.92	$65.14	$67.65	$47.98
Natural gas (Mcf)	$5.30	$3.28	$5.21	$3.85

During the third quarter of 2010, the Partnership sold its interest in the Van Dyke #5 well located in Pittsburg, Oklahoma, as it was included in a package of wells sold by several Reef affiliates during the period. The Partnership had interests in eighteen productive wells as of September 30, 2010, including the five Sand Dunes wells placed into production during the third quarter of 2010, compared to sixteen productive wells as of September 30, 2009. Overall, sales volumes declined during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009, primarily due to decreased volumes from the HBR A Big Gas Unit  (“HBR A”) and from the ST 278L/279L #1 (“Dolphin B”) well located in the Gulf of Mexico, which ceased production in the first quarter of 2010 and was plugged and abandoned during August 2010. The HBR A well experienced a 59% decline in gas volumes from approximately 91,000 Mcf during the three months ended September 30, 2009 to approximately 37,400 Mcf during the three months ended September 30, 2010. These decreases were partially offset by increased volumes from the Rob L RA SUA CL&F #1 (“Gumbo II”).  The operator of the Gumbo II well slowly increased production volumes from the well during the first seven months of 2010, resulting in increased volumes for the three and nine month periods ended September 30, 2010.  Third quarter 2010 sales volumes from the Gumbo II well were also higher than third quarter 2009 sales volumes because the well was shut-in for thirteen days during the third quarter of 2009 due to issues with the oil pipeline.  The Gumbo II well did produce at full production rates during the third quarter of 2010.  Sales volumes from the  two most significant wells in which the Partnership has an interest, the Gumbo II and the HBR A, totaled 8,564 barrels of crude oil and 73,467 Mcf of natural gas, or 97.13% and 77.26% of sales volumes for the three month period ended September 30, 2010, respectively. During the three month period ended September 30, 2009, the Partnership’s sales volumes from these two wells totaled 7,788 barrels of crude oil and 124,739 Mcf of natural gas, or 89.5% and 81.5% of the Partnership’s total sales volumes, respectively.

Sales prices for crude oil decreased by 4.94%, to an average price of $61.92 for the three month period ended September 30, 2010, compared to an average price of $65.14 for the three month period ended September 30, 2009. Sales prices for natural gas rose by 61.6%, to an average price of $5.30 per Mcf during the three month period ended September 20, 2010, compared to an average price of $3.28 received for during the three month period ended September 30, 2009. The increase in gas prices was not enough to offset the decline in gas volumes, and total sales revenues decreased by 1.87% for the three month period ended September 30, 2010. The loss of production from the Dolphin B well, combined with declining volumes from the HBR A well, will lead to continuing declines in sales volumes in future quarters. The current estimated reserve life of the HBR A well is estimated to be approximately 14 months using current prices and costs. In addition, gas prices have decreased and it is expected that average gas prices received during the fourth quarter will decline from third quarter levels.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for September 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to September 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of September 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2010	40,241	453,266
September 30, 2009	65,818	1,611,034

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Partnership had net income of $277,189 for the three month period ended September 30, 2010, compared to a net loss totaling $459,010 for the three month period ended September 30, 2009. The primary cause of this increase in net income is lower property impairment expenses, as discussed below.

Overall, sales volumes declined during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009, primarily due to decreased volumes from the HBR A well, which experienced a 59% decline in gas volumes from approximately 91,000 Mcf during the three months ended September 30, 2009 to approximately 37,400 Mcf during the three months ended September 30, 2010, as well as from the Dolphin B well located in the Gulf of Mexico, which ceased production in the first quarter of 2010 and was plugged and abandoned during August 2010. The Partnership’s share of sales volumes from its two major wells, the Gumbo II and the HBR A, totaled 8,564 barrels of crude oil and 73,467 Mcf of natural gas, or 97.13% and 77.26%, respectively, of the Partnership’s third quarter 2010 volumes. During the third quarter of 2009, the Partnership’s share of volumes from these two wells totaled 7,788 barrels of crude oil and 124,739 Mcf of natural gas, or 89.5% and 81.5%, respectively, of the Partnership’s third quarter 2009 volumes. Crude oil sales prices decreased slightly, by 4.94%, to an average price of $61.92 for the third quarter of 2010. Sales prices for natural gas rose by 61.6%, to an average price of $5.30 per Mcf this quarter, compared to an average price of $3.28 received for the third quarter of 2009. The increase in average gas prices partially offset the decline in volumes, and total sales revenues decreased by only 1.87% for the third quarter of 2010.

Lease operating costs decreased from $137,433 during the three months ended September 30, 2009 to $113,798 during the three months ended September 30, 2010. Expenses related to the Dolphin B well decreased between the comparative periods as this well was plugged and abandoned during August 2010.  In addition, gas marketing expenses also decreased in conjunction with declining production volumes. Operating costs are expected to increase during the fourth quarter as a result of returning the Sand Dunes wells to production.  Production taxes increased during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 due to the timing of an adjustment received from the operator of the Gumbo II well.  The operator stopped charging severance taxes during the third and fourth quarters of 2009, and ultimately refunded prior production tax payments, because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.  This was a one time tax adjustment.

The Partnership incurred $709,017 of property impairment expense during the three month period ended September 30, 2009 as a result of declining gas prices during the third quarter of 2009, compared to no property impairment expense incurred during the third quarter of 2010. Also, depletion expense declined from $469,914 for the three months ended September 30, 2009 to $451,452 for the three months ended September 30, 2010, primarily because the 2009 impairment resulted in a lower property basis for 2010.

General and administrative costs decreased from $158,155 incurred during the three months ended September 30, 2009 to $121,969 incurred during the three months ended September 30, 2010, primarily due to decreased overhead charges from RELP.  Since the beginning of the second quarter of 2009, RELP has gradually reduced its total overhead costs by approximately 25%, and as such, the total overhead charged to partnerships has decreased in 2010 from 2009 levels. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Overall activity of this Partnership has begun to increase since the Sand Dunes wells began to be placed back on line during the third quarter of 2010, but it is expected that total overhead for 2010 will decline from 2009 levels. The administrative overhead charge to the Partnership decreased from $129,260 for the three months ended September 30, 2009 to $78,049 for the three months ended September 30, 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The Partnership had net income of $987,110 for the nine month period ended September 30, 2010, compared to a net loss of $2,780,008 for the nine month period ended September 30, 2009. The primary cause of this increase in net income is lower property impairment expenses, as discussed below.

Gas sales volumes declined 41.5% during the first nine months of 2010 compared to the first nine months of 2009, and oil sales volumes declined by 12.3%. The HBR A well experienced a 50% decline in gas volumes and a 57% decline in oil volumes from 2009 production levels. The Dolphin B well ceased production in the first quarter of 2010, and therefore had no production during the second and third quarters of 2010. The Dolphin B well had been one of the three most significant wells in which the Partnership had an interest. The Partnership’s share of sales volumes from its three major wells, the Dolphin B, the Gumbo II and the HBR A, totaled 24,048 barrels of crude oil and 235,174 Mcf of natural gas, or 93.4% and 74.2%, respectively, of the Partnership’s volumes for the first nine months of 2010. During the first nine months of 2009, the Partnership’s share of volumes from these three wells totaled 25,582 barrels of crude oil and 431,516 Mcf of natural gas, or 87.1% and 79.6%, respectively, of the Partnership’s volumes.  Sales prices for crude oil rose by 41%, to an average price of $67.65 for the first nine months of 2010. Sales prices for natural gas rose by 35.3% to an average price of $5.21 per Mcf, compared to an average price of $3.85 received for the nine months of 2009. The increase in average prices was not enough to offset the decline in volumes, and total sales revenues decreased by 2.97% for the first nine months of 2010.

Lease operating costs decreased from $561,384 during the nine month period ended September 30, 2009 to $336,293 during the nine month period ended September 30, 2010. Expenses related to the Dolphin B, Ewald #1, and Long Ranch 73 #4 wells decreased by approximately $66,000 in total between the comparable periods.  These three wells were all plugged and abandoned or awaiting plugging and abandonment by the fourth quarter of 2009.  Lease operating costs for the Gumbo II well decreased by approximately $60,000 during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Gas marketing expenses have also decreased in conjunction with declining gas volumes.   Production taxes decreased during the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 due to an approximate $174,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010. This was a one time tax adjustment.

The Partnership incurred $3,126,350 of property impairment expense during the nine month period ended September 30, 2009 as a result of declining oil prices during the first quarter of 2009, and declining gas prices during the third quarter of 2009, compared to no property impairment expense during the nine month period ended September 30, 2010.  Depletion expense declined from $1,799,775 for the first nine months of 2009 to $1,475,542 for the first nine months of 2010, primarily because the 2009 impairment resulted in a lower property basis for 2010.

General and administrative costs decreased from $542,971 incurred during the nine months ended September 30, 2009 to $497,708 incurred during the nine months ended September 30, 2010, primarily due to decreased overhead charges from RELP. Since the beginning of the second quarter of 2009, RELP has gradually reduced its total overhead costs by approximately 25%, and as such, the total overhead charged to partnerships has decreased in 2010 from 2009 levels. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Overall activity of this Partnership has begun to increase since the Sand Dunes wells began to be placed back on line during the third quarter of 2010, but it is expected that total overhead for 2010 will decline from 2009 levels. The administrative overhead charge to the Partnership decreased from $415,611 for the nine months ended September 30, 2009 to $304,696 for the nine months ended September 30, 2010.  This decrease was partially offset by increased professional fees.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson ("Stevenson") filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., (Cause No. 10-10647)  in the 191st Judicial District Court, Dallas County, Texas.   Stevenson also named as defendants Reef Global Energy VI and multiple other Reef Joint Ventures as well as Reef Securities, Inc.   On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  Stevenson, the Estles, and Antolic were participants in many of the named Reef defendant programs/Joint Ventures.  Collectively, Stevenson, the Estles, and Antolic are seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs, and they assert vague claims, with virtually no factual allegations in support, for fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty.  Notwithstanding the fact that the Petition is wholly deficient and fails to allege a factual basis for any of the claims asserted, Defendants believe Stevenson's, the Estles’, and Antolic’s claims are meritless, and with respect to many of the Reef programs referred to in the Petition, Defendants believe that the claims for fraud, particularly if based upon any purported guarantees or projections, are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all programs in which Stevenson, the Estles, and Antolic invested, they received thorough disclosure documents that disclosed all material facts and risks with respect to participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.   Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend this lawsuit and to seek damages against Stevenson, the Estles, and Antolic based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 15, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Daniel C. Sibley
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