Form 10-Q
period 2011-03-31
Reef Global Energy VI, L.P.
filed 2011-05-13
CIK 1332474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-122935-01

REEF GLOBAL ENERGY VI, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3170768
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip code)

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

As of May 13, 2011, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$194,458	$182,919
Accounts receivable	—	2,895
Accounts receivable from affiliates	662,682	631,006
Total current assets	857,140	816,820

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $31,824,390 and $31,598,214	1,780,712	1,998,602
Net oil and gas properties	1,780,712	1,998,602

Total Assets	$2,637,852	$2,815,422

Liabilities and partnership equity

Current liabilities:
Accounts payable	$67,428	$18,372
Accounts payable to affiliates	207,847	271,514
Total current liabilities	275,275	289,886

Long-term liabilities:
Asset retirement obligation	431,126	429,827
Total long-term liabilities	431,126	429,827

Partnership equity
Limited partners	1,721,684	1,881,392
Managing general partner	209,767	214,317
Partnership equity	1,931,451	2,095,709

Total liabilities and partnership equity	$2,637,852	$2,815,422

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2011	2010

Revenues	$1,006,697	$1,356,733

Costs and expenses:
Lease operating expenses	121,798	114,069
Production taxes	71,318	47,011
Depreciation, depletion and amortization	226,176	603,709
Accretion of asset retirement obligation	3,721	8,331
General and administrative	123,972	240,818
Total costs and expenses	546,985	1,013,938

Income from operations	459,712	342,795

Other income:
Interest income	85	182
Total other income	85	182

Net income	$459,797	$342,977

Net income per limited partner unit	$256.95	$163.64
Net income per managing general partner unit	$1,218.98	$1,441.82

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2011	2010

Operating Activities
Net income	$459,797	$342,977
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(2,422)	(1,203)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	226,176	603,709
Accretion of asset retirement obligation	3,721	8,331
Changes in operating assets and liabilities:
Accounts receivable	2,895	4,096
Accounts receivable from affiliates	(31,676)	(33,976)
Accounts payable	49,056	(67,800)
Accounts payable to affiliates	(63,667)	—
Net cash provided by operating activities	643,880	856,134

Investing Activities
Property acquisition and development	(8,286)	(32,057)
Net cash used in investing activities	(8,286)	(32,057)

Financing Activities
Partner distributions	(624,055)	(799,526)
Net cash used in financing activities	(624,055)	(799,526)

Net increase in cash and cash equivalents	11,539	24,551
Cash and cash equivalents at beginning of period	182,919	165,715
Cash and cash equivalents at end of period	$194,458	$190,266

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month periods ended March 31, 2011 and the year ended December 31, 2010.

	Three months ended March 31, 2011	Year Ended December 31, 2010
Beginning asset retirement obligation	$429,827	$393,393
Additions related to well conversion	—	5,478
Accretion expense	3,721	68,979
Retirement related to property sale	—	(871)
Retirement related to property abandonment and restoration	(2,422)	(37,152)
Ending asset retirement obligation	$431,126	$429,827

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of March 31, 2011.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2011 and 2010, the Partnership incurred no technical services costs, and incurred administrative costs totaling $99,642 and $186,352, respectively. Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling and completion costs when incurred during the drilling and completion phases of Partnership operations.  Reef contributed $316,361 in connection with this obligation during the drilling phase of operations. In addition, Reef purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2011 and December 31, 2010, RELP owed the Partnership $662,682 and $631,006, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees of approximately $120,000 during the year ended December 31, 2010 and $30,000 during the three month period ended March 31, 2011 related to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including this Partnership, and his claim involved his participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  As of March 31, 2011, the Partnership owed Reef $207,847 for its share of additional legal fees associated with this activity.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set. As of March 31, 2011, the Partnership has accrued no amounts related to this litigation.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2011 and 2010 is detailed below:

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$91,866	$1,218.98
Limited partner units	1,431.897	367,931	$256.95
Total	1,507.260	$459,797

For the three months ended March 31, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$108,660	$1,441.82
Limited partner units	1,431.897	234,317	$163.64
Total	1,507.260	$342,977

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of eight successful developmental wells and eleven unsuccessful developmental wells on nineteen of these twenty prospects.  Five of these successful wells have ceased production, and the Partnership sold its interest in two wells during 2010. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below).

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

Since completing its drilling phase of operations during the first quarter of 2008, the Partnership has participated in drilling two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful and is currently productive, and the second well was unsuccessful. These wells are included in the summaries of wells in the preceding paragraphs. While there are currently no plans to drill any additional wells, the Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells have been placed into production as of December 31, 2010. The cost of the well conversion to this Partnership was approximately $172,355. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There were 2,100 BBL of crude oil and 2,350 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells were classified as successful as of December 31, 2010.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership also expended $306,940 on the drilling of one successful exploratory well and one unsuccessful exploratory well subsequent to the completion of the Partnership’s drilling phase. Expenditures in excess of capital contributions were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $581,865 at March 31, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31,
	2011	2010
Sales volumes:
Oil (Barrels)	8,074	8,720
Natural gas (Mcf)	72,004	127,637

Average sales prices received:
Oil (Barrels)	$79.43	$71.02
Natural gas (Mcf)	$5.07	$5.78

The estimated net proved crude oil and natural gas reserves as of March 31, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2011	43,149	689,288
March 31, 2010	50,290	689,656

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The Partnership had net income of $459,797 for the three month period ended March 31, 2011, compared to net income of $342,977 for the three month period ended March 31, 2010. The primary cause of this increase in net income is lower depletion, depreciation and amortization expenses as discussed below.

Overall, sales volumes declined during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily due to decreased volumes from the HBR A Big Gas Unit  (“HBR A”). The HBR A well experienced a 75% decline in gas volumes from approximately 52,400 Mcf during the three months ended March 31, 2010 to approximately 12,900 Mcf during the three months ended March 31, 2011. Sales volumes from the  two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 7,674 barrels of crude oil and 51,005 Mcf of natural gas, or 95.0% and 70.8% of sales volumes for the three month period ended March 31, 2011, respectively. During the three month period ended March 31, 2010, the Partnership’s share of sales volumes from these two wells totaled 8,083 barrels of crude oil and 87,837 Mcf of natural gas, or 92.7% and 68.8% of the Partnership’s total sales volumes, respectively.

Sales prices for crude oil rose by 11.8%, to an average price of $79.43 for the three month period ended March 31, 2011, compared to an average price of $71.02 for the three month period ended March 31, 2010. Sales prices for natural gas decreased by 12.3%, to an average price of $5.07 per Mcf during the three month period ended March 31, 2011, compared to an average price of $5.78 received for during the three month period ended March 31, 2010. The increase in oil prices was not enough to offset the decline in gas prices or volumes, and total sales revenues decreased by 25.8% for the three month period ended March 31, 2011. Declining production from the HBR A well will lead to continuing declines in sales volumes in future quarters. The current estimated reserve life of the HBR A well is estimated to be approximately 33 months using current prices and costs.

Lease operating costs increased from $114,069 during the three months ended March 31, 2010 to $121,798 during the three month periods ended March 31, 2011. Increased marketing and gathering expense were partially offset by decreases in ad valorem taxes.  In addition, operating costs increased slightly during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 as a result of returning the Sand Dunes wells to production. Production taxes increased during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 due to the timing of an adjustment received from the operator of the Gumbo II well.  The operator stopped charging severance taxes during the first quarter of 2010, and ultimately refunded prior production tax payments, because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.  This was a one time tax adjustment.

The Partnership incurred $226,176 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2011 compared to $603,709 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs decreased from $240,818 incurred during the three months ended March 31, 2010 to $123,972 incurred during the three months ended March 31, 2011, primarily due to decreased overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  The administrative overhead charge to the Partnership decreased from $168,311 for the three months ended March 31, 2010 to $91,242 for the three months ended March 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.  As of March 31, 2011, the Partnership has accrued no amounts related to this litigation.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 13, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 13, 2011	By:	/s/ Daniel C. Sibley
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