Form 10-Q
period 2011-09-30
Reef Global Energy VI, L.P.
filed 2011-11-10
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$183,088	$182,919
Accounts receivable	3,644	2,895
Accounts receivable from affiliates	632,887	631,006
Total current assets	819,619	816,820

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $32,211,054 and $31,598,214	1,399,638	1,998,602
Net oil and gas properties	1,399,638	1,998,602

Total assets	$2,219,257	$2,815,422

Liabilities and partnership equity

Current liabilities:
Accounts payable	$45,107	$18,372
Accounts payable to affiliates	75,054	271,514
Total current liabilities	120,161	289,886

Long-term liabilities:
Asset retirement obligation	438,674	429,827
Total long-term liabilities	438,674	429,827

Partnership equity:
Limited partners	1,456,920	1,881,392
Managing general partner	203,502	214,317
Partnership equity	1,660,422	2,095,709

Total liabilities and partnership equity	$2,219,257	$2,815,422

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$955,564	$1,049,635	$3,108,213	$3,393,779

Costs and expenses:
Lease operating expenses	83,720	113,798	294,029	336,293
Production taxes	65,367	81,871	236,201	32,272
Depreciation, depletion and amortization	194,482	451,452	612,840	1,475,542
Accretion of asset retirement obligation	3,874	3,498	11,380	65,347
General and administrative	111,384	121,969	370,703	497,708
Total costs and expenses	458,827	772,588	1,525,153	2,407,162

Income from operations	496,737	277,047	1,583,060	986,617

Other income:
Interest income	64	142	214	493
Total other income	64	142	214	493

Net income	$496,801	$277,189	$1,583,274	$987,110

Net income per limited partner unit	$280.84	$134.60	$895.47	$487.80
Net income per managing general partner unit	$1,256.15	$1,120.70	$3,994.70	$3,829.88

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$1,583,274	$987,110
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(2,533)	(30,964)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	612,840	1,475,542
Accretion of asset retirement obligation	11,380	65,347
Changes in operating assets and liabilities:
Accounts receivable	(749)	12,033
Accounts receivable from affiliates	(1,881)	95,297
Accounts payable	26,735	(65,442)
Accounts payable to affiliates	(196,460)	—
Net cash provided by operating activities	2,032,606	2,538,923

Cash flows from investing activities
Proceeds from sale of property	—	96,206
Property acquisition and development	(13,876)	(210,269)
Net cash used in investing activities	(13,876)	(114,063)

Cash flows from financing activities
Partner distributions	(2,018,561)	(2,419,305)
Net cash used in financing activities	(2,018,561)	(2,419,305)

Net increase in cash and cash equivalents	169	5,555
Cash and cash equivalents at beginning of period	182,919	165,715
Cash and cash equivalents at end of period	$183,088	$171,270

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$—	$873

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2011 and the year ended December 31, 2010.

	Nine months ended September 30, 2011	Year Ended December 31, 2010
Beginning asset retirement obligation	$429,827	$393,393
Additions related to well conversion	—	5,478
Accretion expense	11,380	68,979
Retirement related to property sale	—	(873)
Retirement related to property abandonment and restoration	(2,533)	(37,150)
Ending asset retirement obligation	$438,674	$429,827

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

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of September 30, 2011.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2011, the Partnership incurred administrative costs totaling $79,625 and $271,814, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2011. During the three and nine month periods ended September 30, 2010, the Partnership incurred technical services costs of $9,410 and $14,268, respectively, and incurred administrative costs of $78,621 and $320,963, respectively. Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling and completion costs when incurred during the drilling and completion phase of Partnership operations.  Reef contributed $316,361 in connection with this obligation. In addition, Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2011 and December 31, 2010, RELP owed the Partnership $632,887 and $631,006, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $162,793 and $120,000, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including this Partnership, and his claim involved his participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  At September 30, 2011, the Partnership owed Reef a balance of $75,054 for its share of the legal fees associated with this lawsuit.

The Partnership reimbursed to Reef legal fees totaling $23,239 and $23,457, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010 pertaining to the lawsuit described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set. The case has been stayed pending an arbitration by one of the plaintiffs against an unaffiliated broker-dealer. The Partnership is reimbursing to Reef  its share of the costs of defending this lawsuit as incurred, and has reimbursed $23,239 and $23,457, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2011 is detailed below:

For the three months ended September 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$94,667	$1,256.15
Limited partner units	1,431.897	402,134	$280.84
Total	1,507.260	$496,801

For the nine months ended September 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$301,053	$3,994.70
Limited partner units	1,431.897	1,282,221	$895.47
Total	1,507.260	$1,583,274

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

As of September 30, 2011, two of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on one shut-in well and it has been returned to production during the fourth quarter of 2011.  Repair and maintenance work to return the remaining shut-in well to production has been approved during the fourth quarter of 2011.  To date, performance of the Sand Dunes wells has fallen short of Reef’s expectations, due to lower production volumes and higher repair and maintenance costs than were originally anticipated.  While the wells have only been on line for a short time, Reef does not believe they will achieve the level of production originally forecast when considering the conversion of the new salt water disposal well.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership also expended $306,940 on the drilling of one successful exploratory well and one unsuccessful exploratory well subsequent to the completion of the Partnership’s drilling phase. Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $699,458 at September 30, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Sales volumes:
Oil (Barrels)	7,366	8,817	23,466	25,755
Natural gas (Mcf)	57,455	95,093	182,642	316,882

Average sales prices received:
Oil (Barrels)	$88.99	$61.92	$90.31	$67.65
Natural gas (Mcf)	$5.22	$5.30	$5.42	$5.21

The estimated net proved crude oil and natural gas reserves as of September 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2011	32,867	534,550
September 30, 2010	40,241	453,266

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Partnership net income rose from $277,189 for the three month period ended September 30, 2010 to $496,801 for the three month period ended September 30, 2011. The primary causes of this increase in net income were lower expenses, including lower depletion, depreciation and amortization expenses as discussed below.

Partnership oil and gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 31.3% during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. The HBR A Big Gas well (“HBR A”) experienced a 76.5% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 37,399 Mcf during the three months ended September 30, 2010 to approximately 8,773 Mcf during the three months ended September 30, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 6,871 barrels of crude oil and 41,398 Mcf of natural gas, or 93.3% and 72.05% of sales volumes for the three month period ended September 30, 2011, respectively. During the three month period ended September 30, 2010, the Partnership’s share of sales volumes from these two wells totaled 8,564 barrels of crude oil and 73,467 Mcf of natural gas, or 97.13% and 77.26% of the Partnership’s total sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 51 and 27 months, respectively, using current prices and costs.

As a result of the sales price for crude oil rising by 43.7%, to an average price of $88.99 per Bbl for the three month period ended September 30, 2011, compared to an average price of $61.92 for the three month period ended September 30, 2010, the overall decline in sales revenues was only $94,071, or 9% on a comparative basis. Gas prices were relatively stable on a comparative basis, averaging $5.22 per Mcf during the three month period ended September 30, 2011, compared to $5.30 per Mcf during the three month period ended September 30, 2010. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating costs decreased from $113,798 during the three months ended September 30, 2010 to $83,720 during the three month periods ended September 30, 2011. Decreases in ad valorem taxes were partially offset by increased marketing and gathering expenses, legal expenses, and direct labor costs.  In addition, operating costs increased slightly during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 because the converted Sand Dunes salt water disposal well, which was completed during August 2010, allowed  seven  Sand Dunes wells to return to producing status during the third and fourth quarters of 2010.

The Partnership incurred $194,482 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2011 compared to $451,452 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2010.  The Partnerships’ depletable property basis entering 2011 was $1,998,602, compared to $3,600,860 entering 2010.  While the decrease is primarily due to the reduced depletable basis of the Partnership, the combination of declining production rates and rising oil prices between the comparative periods have also led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $121,969 incurred during the three months ended September 30, 2010 to $111,384 incurred during the three months ended September 30, 2011, due primarily to decreased legal fees during the comparative periods.  The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  The administrative overhead charge to the Partnership was relatively stable, decreasing from $78,049 for the three months ended September 30, 2010 to $77,316 for the three months ended September 30, 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Partnership net income rose from $987,110 for the nine month period ended September 30, 2010 to $1,583,274 for the nine month period ended September 30, 2011. The primary cause of this increase in net income is lower depletion, depreciation and amortization expenses as discussed below.

Partnership oil and gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 31.4% during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. The HBR A well experienced a 79.1% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 132,538 Mcf during the nine months ended September 30, 2010 to approximately 27,735 Mcf during the nine months ended September 30, 2011. The Partnership’s share of sales volumes from the  two most significant wells in which the Partnership has an interest, the Gumbo II and the HBR A, totaled 21,985 barrels of crude oil and 127,613 Mcf of natural gas, or 93.7% and 69.9% of sales volumes for the nine month period ended September 30, 2011, respectively. During the nine month period ended September 30, 2010, the Partnership’s share of sales volumes from these two wells totaled 24,070 barrels of crude oil and 240,766 Mcf of natural gas, or 93.5% and 76.0% of the Partnership’s total sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 51 and 27 months, respectively, using current prices and costs.

As a result of sales prices for crude oil rising by 33.5%, to an average price of $90.31 per Bbl for the nine month period ended September 30, 2011, compared to an average price of $67.65 for the nine month period ended September 30, 2010, the overall decline in sales revenues was only $285,566, or 8.4% on a comparative basis. Gas prices were relatively stable on a comparative basis, averaging $5.42 per Mcf during the nine month period ended September 30, 2011, compared to $5.21 per Mcf during the nine month period ended September 30, 2010.   The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating costs decreased from $336,293 during the nine months ended September 30, 2010 to $294,029 during the nine month period ended September 30, 2011. Decreases in ad valorem taxes were partially offset by increased marketing and gathering expenses. In addition, operating costs increased slightly during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010   because the converted Sand Dunes salt water disposal well, which was completed during August 2010, allowed  seven  Sand Dunes wells to return to producing status during the third and fourth quarters of 2010.

Production taxes increased during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due to a one-time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010 the Partnership received a severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period of inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010, and skewed the production tax expense shown for the nine months ended September 30, 2010.

The Partnership incurred $612,840 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2011 compared to $1,475,542 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2010.  The Partnerships’ depletable property basis at the beginning of 2011 was $1,998,602, compared to $3,600,860 at the beginning of 2010.  While the decrease is primarily due to the reduced depletable basis of the Partnership, the combination of declining production rates and rising oil prices between the comparative periods have also led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $497,708 incurred during the nine months ended September 30, 2010 to $370,703 incurred during the nine months ended September 30, 2011, primarily due to decreased overhead charges from RELP as well as decreased legal fees.  The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  The administrative overhead charge to the Partnership decreased from $304,696 for the nine months ended September 30, 2010 to $255,976 for the nine months ended September 30, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.  The case has been stayed pending an arbitration by one of the plaintiffs against an unaffiliated broker-dealer. The Partnership is reimbursing to Reef  its share of the costs of defending this lawsuit as incurred, and has reimbursed $23,239 and $23,457, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 10, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 10, 2011	By:	/s/ Daniel C. Sibley
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