Form 10-K
period 2011-12-31
Reef Global Energy VI, L.P.
filed 2012-03-27
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

(972) 437-6792

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

As of March 27, 2012, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VI, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects (as defined below) upon which it participated in the drilling of twenty-seven developmental wells. The Partnership purchased working interests in fourteen exploratory prospects upon which it participated in the drilling of sixteen exploratory and eight developmental wells. These prospects are located onshore in Texas, Louisiana, Oklahoma, New Mexico and in U.S. coastal waters in the Gulf of Mexico. In 2008, the Partnership completed drilling operations with the capital raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership’s limited partnership agreement (the Partnership Agreement), the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one operator and one marketer accounted for 75.0% and 15.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, one operator and one marketer accounted for 57.6% and 33.3% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2009, one operator and one marketer accounted for 51.3% and 31.2% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Regulation of Oil & Gas Activities.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Operators of oil and gas properties are required to have a number of permits to operate such properties, including operator permits and permits to dispose of salt water. RELP possesses all material requisite permits required by the states and other local authorities in areas where it operates properties.  States also control production through regulations that establish the spacing of wells or limit the number of days in a given month a well can produce.  In addition, under federal law, operators of oil and gas properties are required to possess certain certificates and permits such as hazardous materials certificates, which RELP has obtained.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 80.7% of the Partnership’s estimated proved reserves at December 31, 2011 were natural gas, and, as a result, financial results are more sensitive to fluctuations in natural gas prices.

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

A global economic downturn could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which had an adverse impact on demand and pricing for crude oil and natural gas. Another downturn similar to that experienced in 2008 and 2009 could lead to a similar negative impact on crude oil and natural gas prices or reduced demand for crude oil and natural gas that could have a significant impact on the Partnership’s operating cash flows and profitability. Declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2011 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership may incur liabilities for liens against its subcontractors.

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

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Texas, Louisiana, Oklahoma, and New Mexico and offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in drilling eight successful developmental wells on eight developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (2 prospects) County, Texas. One well located in Lavaca County, Texas ceased production during 2007, two wells located in Acadia Parish, Louisiana and Jackson County, Texas ceased production during 2008, and two wells located in Lavaca and Palo Pinto County, Texas ceased production during 2009. The Partnership sold its interest in two wells located in Pittsburg, Oklahoma and Palo Pinto County, Texas during 2010. One well located in Galveston, Texas was still producing as of December 31, 2011. The Partnership drilled eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, the remaining seven Sand Dunes wells were placed into production as of December 31, 2010. The cost of the well conversion to this Partnership was approximately $172,355. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. As of December 31, 2010, there were 2,100 BBL of crude oil and 2,350 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.

As of December 31, 2011, three of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on two of the shut-in wells and they have been returned to production during the first quarter of 2012.  To date, performance of the Sand Dunes wells has fallen short of Reef’s expectations due to lower production volumes and higher repair and maintenance costs than were originally anticipated.  Reef does not believe the Sand Dunes wells will achieve the level of production originally forecast when considering the conversion of the salt water disposal well.  At December 31, 2011, there were 260 BBL of crude oil and 500 Mcf of natural gas reserves net to the Partnership’s interest for the Sand Dunes wells.

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

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2011, 2010, and 2009 is presented consistent with the requirements of the new rule. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2011, 2010, and 2009 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves, December 31, 2009	55,630	748,590
Net proved reserves, December 31, 2010	48,860	792,380
Net proved reserves, December 31, 2011	35,140	878,880

The standardized measure of discounted future net cash flows as of December 31, 2011, 2010 and 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2009	$3,600,860
Standardized measure of discounted future net cash flows as of December 31, 2010	$4,890,110
Standardized measure of discounted future net cash flows as of December 31, 2011	$4,143,730

During the years ended December 31, 2011 and 2010, the Partnership recorded no property impairment costs of proved properties.  During the year ended December 31, 2009, the Partnership recorded property impairment costs of proved properties totaling $4,629,688 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2011, 2010, and 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2011, 2010, and 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical sales volumes and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Bucky Pauling, Geological Engineering Analyst for RELP, is the technical person at RELP primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Pauling has over five years of industry experience in oil and gas operations and is an active member of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 3.                                                LEGAL PROCEEDINGS

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others (collectively, “Defendants”).  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”). With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  In the Sixth Amended Petition, Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), control person and aider and abettor liability under the TSA, fraud, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships.  Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $25,931 and $23,457, respectively, during the years ended December 31, 2011 and 2010.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, the Partnership had one managing general partner, and 1,150 non-Reef investor partners (“investor partners”). Reef holds a total of 75.363 general partner units and the investor partners hold 1,431.897 limited partner units. No established trading market exists for the units.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2011.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007

Revenue	$3,809,120	$4,427,215	$4,719,395	$9,444,159	$4,211,670
Interest income	250	607	3,086	15,179	387,479
Costs and expenses	(1,890,520)	(3,238,699)	(8,628,475)	(5,011,335)	(12,887,713)
Net income (loss)	1,918,850	1,189,123	(3,905,994)	4,448,003	(8,288,564)

Allocation of net income (loss):
Managing general partner units	362,183	342,841	54,109	920,577	(156,552)
General partner units	—	—	—	1,875,514	(6,761,418)
Limited partner units	1,556,667	846,282	(3,960,103)	1,651,912	(1,370,594)
Net income (loss) per managing general partner unit	4,805.84	4,549.20	717.98	12,215.24	(2,077.31)
Net income (loss) per general partner unit	—	—	—	1,575.32	(5,679.19)
Net income (loss) per limited partner unit	1,807.14	591.02	(2,765.63)	2,463.46	(5,679.19)

Total assets	1,912,917	2,815,422	4,520,645	11,539,478	13,913,337
Distributions to managing general partner	399,012	481,675	475,948	966,629	453,728
Distributions to investor partners	2,183,589	2,635,960	2,604,624	5,289,871	2,483,022
Distributions per general partner unit	—	—	—	1,719.76	1,734.08
Distributions per limited partner unit	1,524.96	1,840.89	1,819.00	3,694.31	1,734.08
Distributions per managing general partner unit	5,294.53	6,391.40	6,315.41	12,826.31	6,020.57

Operating Data
Annual sales volume:
Gas (MCF)	236,655	399,549	685,360	659,300	373,949
Oil (BBL)	29,111	34,584	37,439	33,086	20,002

Average sales price:
Gas (per MCF)	$5.03	$5.05	$4.00	$9.36	$7.29
Oil (per BBL)	$89.97	$69.71	$52.83	$98.92	$74.20

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

In applying the full cost method, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense.  During the year ended December 31, 2009, the Partnership recognized property impairment expense of proved properties totaling $4,629,688, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect that has been fully impaired in prior years, and upon which no further drilling activity is planned.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2011, 2010, and 2009, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2011 and 2010.

	2011	2010
Beginning asset retirement obligation	$429,827	$393,393
Additions related to well conversion	—	5,478
Accretion expense	15,300	68,979
Retirement related to property sale	—	(873)
Retirement related to property abandonment and restoration	(50,304)	(37,150)
Ending asset retirement obligation	$394,823	$429,827

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2011, 2010 and 2009, the Partnership had no material gas imbalance positions.

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

The Partnership does not operate in any other industry segment. During the drilling and completion phase of operations, the Partnership expended approximately $1,644,000 for the purchase of working interests in twenty developmental prospects, and expended approximately $1,237,000 for the purchase of working interests in fourteen exploratory prospects.  The Partnership has twenty prospects in Texas, ten in Louisiana, one in Oklahoma, and one in New Mexico, all of which are located onshore, and two prospects located offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership has participated in drilling thirty-five developmental and sixteen exploratory wells on these prospects as of December 31, 2011. Forty-nine of these wells were drilled during the Partnership’s drilling phase of operations, and two additional wells were drilled subsequent to the completion of the Partnership’s drilling phase of operations.  Four wells were drilled during 2005, twenty-seven were drilled during 2006, fourteen were drilled during 2007, five were drilled during 2008, and one was drilled during 2009. The Partnership has participated in drilling twenty-three successful developmental wells, of which fifteen are currently producing and one has been converted to a salt water disposal well. The Partnership drilled twelve unsuccessful developmental wells. The Partnership drilled eight successful exploratory wells, of which four are currently producing. The Partnership drilled eight unsuccessful exploratory wells.

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

The Partnership had working capital of $574,490 at December 31, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The Partnership had net income totaling $1,918,850 during 2011, compared to net income of $1,189,123 during 2010. The primary cause of this increase in net income is lower depletion, depreciation and amortization expenses as discussed below.

Partnership oil and gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 32.2% during the year ended December 31, 2011 compared to the year ended December 31, 2010. The HBR A well experienced a 78.9% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 152,958 Mcf during the year ended December 31, 2010 to approximately 32,243 Mcf during the year ended December 31, 2011. The Partnership’s share of sales volumes from the two most productive wells in which the Partnership has an interest, the Gumbo II and the HBR A, totaled 27,055 barrels of crude oil and 165,271 Mcf of natural gas, or 92.9% of the Partnership’s sales volume of crude oil and 69.8% of the Partnership’s sales volume of natural gas for the year ended December 31, 2011, respectively. During the year ended December 31, 2010, the Partnership’s share of sales volumes from these two wells totaled 32,183 barrels of crude oil and 301,706 Mcf of natural gas, or 93.1% and 75.5% of the Partnership’s total sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 5.83 and 1.14 years, respectively, using current prices and costs.

As a result of sales prices for crude oil rising by 29.1%, to an average price of $89.97 per Bbl for the year ended December 31, 2011, compared to an average price of $69.71 for the year ended December 31, 2010, the overall decline in sales revenues was $618,095, or 14.0%, on a year-to-year comparative basis. Gas prices were relatively stable on a year-to-year comparative basis, averaging $5.03 per Mcf during the year ended December 31, 2011, compared to $5.05 per Mcf during the year ended December 31, 2010.   The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating costs decreased from $434,104 during the year ended December 31, 2010 to $418,583 during the year ended December 31, 2011. A large decrease in ad valorem taxes more than offset increases in other areas of operations, including increased gas marketing and gathering expenses.  The conversion of one of the eight Sand Dunes wells into a salt water disposal well allowed the remaining Sand Dunes wells to return to producing status during the third and fourth quarters of 2010, which caused increases in operating expenses.  In addition to normal operating costs, several of these Sand Dunes wells required downhole rod and tubing repairs during 2011.

Production taxes increased to $306,301 during the year ended December 31, 2011 compared to $108,403 during the year ended December 31, 2010 due to a one-time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010 the Partnership received a severance tax credit from the operator of the

Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one-time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010, and skewed the production tax expense shown for the year ended December 31, 2010.

The Partnership incurred $713,792 of depletion, depreciation, and amortization expense during the year period December 31, 2011 compared to $1,725,156 of depletion, depreciation, and amortization expense during the year ended December 31, 2010.  The Partnership’s depletable property basis at the beginning of 2011 was $1,998,602, compared to $3,600,860 at the beginning of 2010.  While the decrease is primarily due to the reduced depletable basis of the Partnership, the combination of declining production rates and rising oil prices between the comparative periods have also led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $902,057 incurred during the year ended December 31, 2010 to $436,544 incurred during the year ended December 31, 2011, primarily due to decreased legal fees and decreased overhead charges from RELP.  Legal fees decreased by approximately $370,000 as the Partnership reimbursed Reef for legal fees incurred to settle a lawsuit during the year ended December 31, 2010.  The allocation of RELP’s overhead to partnerships is also a large factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  The administrative overhead charge to the Partnership decreased from $396,546 for the year ended December 31, 2010 to $297,159 for the year ended December 31, 2011.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011 and 2010, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2011.

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

Assuming the production levels we attained during the year ended December 31, 2011, a 10% change in the price received for our crude oil would have had an approximate $261,800 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $119,500 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal

Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	55	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	60	Chief Financial Officer and General Counsel of RELP
David M. Tierney	59	Chief Financial Reporting Officer and Treasurer of RELP

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

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of

Laws-Taxation degree (Ll.M.) from Southern Methodist University in 1984.  Mr. Sibley became a certified public accountant in 1977, but no longer maintains that license.  He is an active member of the Texas Bar Association.

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

On May 29, 2009, Reef SWD 2007-A, L.P. (“Reef SWD 2007-A”), an affiliate of Reef, filed a lawsuit against Ricardo Guevara and certain of his affiliates alleging that Guevara misrepresented and omitted material information in regard to Reef SWD 2007-A’s purchase of four salt water disposal facilities located in Webb and Zapata Counties, Texas for a price of $7.5 million.  The lawsuit, styled Reef SWD 2007-A v. Ricardo Guevara, et al. (Cause No. 09-06828) was filed in the 14th-A Judicial District Court of Dallas County, Texas and sought rescission and actual damages, consequential damages, exemplary damages, attorneys’ fees, and costs.  On October 1, 2009, the court entered an order transferring the venue of the case to Zapata County, Texas.  On January 4, 2010, Reef SWD 2007-A non-suited Mr. Guevara and his affiliates and terminated its Texas state court litigation against them.  On January 5, 2010, Reef SWD 2007-A instituted a federal bankruptcy Chapter 11 proceeding in the U.S. Bankruptcy Court for the Northern District of Texas.  As part of that proceeding, Reef SWD 2007-A is asserting claims against Mr. Guevara and his affiliates similar in nature to the claims that were brought in the Texas state courts, as well as certain claims regarding fraudulent conveyances, which can only be brought in bankruptcy court.  On March 30, 2010, Reef SWD 2007-A filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code. Pursuant to those proceedings, Reef SWD 2007-A sold all of its operating assets for approximately $1.3 million dollars. On November 3, 2010, Mr. Guevara et al. filed a counterclaim against Reef SWD 2007-A in the bankruptcy matter, alleging breach of contract for unpaid amounts allegedly due under the note from Reef SWD 2007-A (related to the original, underlying transaction) and tort claims of fraud, negligent misrepresentation, negligence, gross negligence, and breach of fiduciary duty.  On February 23, 2011, the court dismissed with prejudice in part the tort claims asserted by Defendants.  The court gave Defendants until March 15, 2011 to file an amended counterclaim relating to alleged fraud concerning Reef SWD 2007-A’s prior experience with saltwater disposal facilities but no amended counterclaim was filed. The case was dismissed on November 18, 2011.  Mr. Guevara and his affiliates released all claims against the Defendants.

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

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2011, 2010, and 2009, the Partnership reimbursed Reef $0, $8,795, and $1,004, respectively, for technical services costs which have been capitalized as project costs, and $315,894, $414,611, and $545,623, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the twelve prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2011, 2010, and 2009, the Partnership paid operator fees totaling $20,609, $18,350, and $17,235 to RELP. RELP serves as operator for twelve Partnership prospects upon which eleven successful wells, one of which has been converted to a salt water disposal well, and eight unsuccessful wells have been drilled.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2011 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2011	2010
Audit fees	$50,617	$52,968
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 27, 2012	REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)	March 27, 2012
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 27, 2012
Daniel C. Sibley

EXHIBIT INDEX

3.1(a) (i)	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-53539, as filed with the SEC on March 30, 2007).

3.1(a) (ii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P., dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to Form 8-K, SEC File No. 000-53539, as filed with the SEC on September 3, 2008).

3.1(a) (iii)

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

101*

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Financial Statements.

* Filed herewith

Reef Global Energy VI, L.P.

Financial Statements

Years Ended December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VI, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VI, L.P. as of December 31, 2011 and 2010, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VI, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 27, 2012

Reef Global Energy VI, L.P.

Balance Sheets

December 31,	2011	2010

Assets

Current assets:
Cash and cash equivalents	$215,623	$182,919
Accounts receivable	—	2,895
Accounts receivable from affiliates	445,003	631,006
Total current assets	660,626	816,820

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $32,337,616 and $31,598,214	1,252,291	1,998,602
Net oil and gas properties	1,252,291	1,998,602

Total assets	$1,912,917	$2,815,422

Liabilities and partnership equity

Current liabilities:
Accounts payable	$61,136	$18,372
Accounts payable to affiliates	25,000	271,514
Total current liabilities	86,136	289,886

Long-term liabilities:
Asset retirement obligation	394,823	429,827
Total long-term liabilities	394,823	429,827

Commitments and contingencies (Note 5)

Partnership equity
Limited partners	1,254,470	1,881,392
Managing general partner	177,488	214,317
Partnership equity	1,431,958	2,095,709

Total liabilities and partnership equity	$1,912,917	$2,815,422

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009

Oil, gas and NGL Sales:	$3,809,120	$4,427,215	$4,719,395

Costs and expenses:
Lease operating expenses	418,583	434,104	692,033
Production taxes	306,301	108,403	275,952
Depreciation, depletion and amortization	713,792	1,725,156	2,343,937
Property impairment	—	—	4,629,688
Accretion of asset retirement obligation	15,300	68,979	22,310
General and administrative	436,544	902,057	664,555
Total costs and expenses	1,890,520	3,238,699	8,628,475

Income (loss) from operations	1,918,600	1,188,516	(3,909,080)

Other income:
Interest income	250	607	3,086

Net income (loss)	$1,918,850	$1,189,123	$(3,905,994)

Net income (loss) per limited partner unit	$1,807.14	$591.02	$(2,765.63)
Net income per managing general partner unit	$4,805.84	$4,549.20	$717.98

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2008	—	$—	1,431.897	$10,235,797	75.363	$767,385	1,507.260	$11,003,182
Partner contributions	—	—	—	—	—	7,605	—	7,605
Partner distributions	—	—	—	(2,604,624)	—	(475,948)	—	(3,080,572)
Net income (loss)	—	—	—	(3,960,103)	—	54,109	—	(3,905,994)
Balance at December 31, 2009	—	$—	1,431.897	$3,671,070	75.363	$353,151	1,507.260	$4,024,221

Distribution amount per partnership unit		$—		$1,819.00		$6,315.41

Balance at December 31, 2009	—	—	1,431.897	3,671,070	75.363	353,151	1,507.260	4,024,221
Partner distributions	—	—	—	(2,635,960)	—	(481,675)	—	(3,117,635)
Net income	—	—	—	846,282	—	342,841	—	1,189,123
Balance at December 31, 2010	—	$—	1,431.897	$1,881,392	75.363	$214,317	1,507.260	$2,095,709

Distribution amount per partnership unit		$—		$1,840.89		$6,391.40

Balance at December 31, 2010	—	—	1,431.897	1,881,392	75.363	214,317	1,507.260	2,095,709
Partner distributions	—	—	—	(2,183,589)	—	(399,012)	—	(2,582,601)
Net income	—	—	—	1,556,667	—	362,183	—	1,918,850
Balance at December 31, 2011	—	$—	1,431.897	$1,254,470	75.363	$177,488	1,507.260	$1,431,958

Distribution amount per partnership unit		$—		$1,524.96		$5,294.53

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$1,918,850	$1,189,123	$(3,905,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(2,515)	(37,152)	(11,755)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	713,792	1,725,156	2,343,937
Property impairment	—	—	4,629,688
Accretion of asset retirement obligation	15,300	68,979	22,310
Changes in operating assets and liabilities:
Accounts receivable	2,895	19,785	(20,000)
Accounts receivable from affiliates	186,003	100,384	(586,904)
Accounts payable	42,764	(84,659)	97,870
Accounts payable to affiliates	(246,514)	271,514	—
Net cash provided by operating activities	2,630,575	3,253,130	2,569,152

Investing Activities
Proceeds from sale of property	—	96,206	—
Property acquisition and development	(15,270)	(214,497)	(311,139)
Net cash provided by (used in) investing activities	(15,270)	(118,291)	(311,139)

Financing Activities
Partner capital contributions	—	—	7,605
Offering costs	—	—	(144,789)
Partner distributions	(2,582,601)	(3,117,635)	(3,080,572)
Net cash used in financing activities	(2,582,601)	(3,117,635)	(3,217,756)

Net increase (decrease) in cash and cash equivalents	32,704	17,204	(959,743)
Cash and cash equivalents at beginning of period	182,919	165,715	1,125,458
Cash and cash equivalents at end of period	$215,623	$182,919	$165,715

Non-cash investing transactions
Property additions and asset retirement obligation	$—	$5,478	$—
Adjustment to asset retirement obligation	$25,610	$—	$3,508

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

Upon completion of the Partnership’s drilling program, all general partner units held by investors other than the managing general partner were converted into limited partner units. The Partnership currently has 1,431.897 units of limited partner interest and 75.363 units of general partner interest outstanding.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2011.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense.  During the year ended December 31, 2009, the Partnership recognized property impairment expense of proved properties totaling $4,629,688.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2011, 2010, and 2009 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2011 and 2010.

	2011	2010
Beginning asset retirement obligation	$429,827	$393,393
Additions related to well conversion	—	5,478
Accretion expense	15,300	68,979
Retirement related to property sale	—	(871)
Retirement related to property abandonment and restoration	(50,304)	(37,152)
Ending asset retirement obligation	$394,823	$429,827

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2011, 2010, and 2009.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2011, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $6.18 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2011 and 2010. The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2011 and 2010.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

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

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2011, 2010, and 2009 the Partnership incurred technical services and administrative costs totaling $315,893, $423,406, and $546,627, respectively. Of these amounts $0, $8,795, and $1,004 represent technical services costs capitalized as project costs, and $315,893, $414,611, and $545,623 represent administrative costs included as general and administrative expenses.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2011 and 2010, RELP owed the Partnership $445,003 and $631,006, respectively, for net revenues processed in excess of joint interest and technical and administrative charges. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2011, 2010 and 2009, the Partnership paid operating overhead fees totaling $20,609, $18,350, and $17,235 to RELP.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

The Partnership reimbursed to Reef legal fees totaling $212,847 and $120,000, respectively, during the years ended December 31, 2011 and 2010 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including this Partnership, and his claim involved his participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  At December 31, 2011, the Partnership owed Reef a balance of $25,000 for its share of the legal fees associated with this lawsuit.  This balance has been paid to Reef during the first quarter of 2012.

The Partnership reimbursed to Reef legal fees totaling $25,931 and $23,457, respectively, during the years ended December 31, 2011 and 2010 pertaining to the lawsuit described in Note 5 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one operator and one marketer accounted for 75.0% and 15.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, one operator and one marketer accounted for 57.6% and 33.3% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2009, one operator and one marketer accounted for 51.3% and 31.2% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others (collectively, “Defendants”).  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”). With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  In the Sixth Amended Petition, Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), control person and aider and abettor liability under the TSA, fraud, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships.  Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $25,931 and $23,457, respectively, during the years ended December 31, 2011 and 2010.

6.  Partnership Equity

Sales of Partnership units began on July 8, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on July 18, 2005, and the sale of Partnership units was closed on October 31, 2005. The Partnership raised $35,797,434 from the sale of 1,431.897 Partnership units to investor partners. Reef purchased 75.363 units (5%) for $1,601,464. Reef has also contributed $316,161 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,345,644 available for Partnership oil & gas activities. Of the $5,369,615 management fee, offering costs were $5,319,615 and organization costs were $50,000. The Partnership has participated in the drilling of fifty-one wells at December 31, 2011, and has completed drilling operations with the capital raised by the Partnership.

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

7. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2011	2010	2009

Oil and gas properties:
Proved properties	$33,589,907	$33,596,816	$33,539,249
	33,589,907	33,596,816	33,539,249
Less:
Accumulated depreciation, depletion and amortization	(10,095,942)	(9,356,540)	(7,696,715)
Property impairment	(22,241,674)	(22,241,674)	(22,241,674)
Total	$1,252,291	$1,998,602	$3,600,860

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Oil and gas properties:
Exploration	$150	$1,394	$308,523
Development	15,120	56,177	2,612
Total	$15,270	$57,571	$311,135

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Oil and gas producing activities:
Crude oil sales	$2,619,211	$2,410,743	$1,977,788
Natural gas sales	1,189,909	2,016,472	2,741,607
Production expenses	(724,884)	(542,507)	(967,985)
Accretion of asset retirement obligation	(15,300)	(68,979)	(22,310)
Depreciation, depletion and amortization	(713,792)	(1,725,156)	(2,343,937)
Property impairment expense	—	—	(4,629,688)
Results of producing activities	$2,355,144	$2,090,573	$(3,244,525)

Depletion rate per BOE	$10.41	$17.05	$15.45

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2011, 2010, and 2009.  A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report. Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2011, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2011, 2010, and 2009.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2008	99,980	2,232,028	471,985
Revisions of previous estimates	(6,911)	(798,079)	(139,924)
Production	(37,439)	(685,359)	(151,666)
Reserves at December 31, 2009	55,630	748,590	180,395

Reserves sold	—	(62,099)	(10,350)
Revisions of previous estimates	27,814	505,438	112,053
Production	(34,584)	(399,549)	(101,175)
Reserves at December 31, 2010	48,860	792,380	180,923

Revisions of previous estimates	15,391	323,155	69,250
Production	(29,111)	(236,655)	(68,553)
Reserves at December 31, 2011	35,140	878,880	181,620

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

For the years ended December 31, 2011, 2010, and 2009, calculations were made using average prices of $95.84, $79.79, and $61.08 per barrel of crude oil, respectively, and $4.15, $4.39, and $3.83 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute estimated future cash inflows do not necessarily reflect Reef’s expectations of the Partnership’s actual revenues or costs, nor the present worth of the properties. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

December 31,	2011	2010	2009
Oil and gas properties owned by the Partnership:
Future cash inflows	$8,912,250	$7,919,740	$6,293,210
Future production costs	(2,922,130)	(2,274,580)	(2,111,280)
Future development costs	—	—	(79,290)
Future net cash flows	5,990,120	5,645,160	4,102,640
Effect of discounting net cash flows at 10%	(1,846,390)	(755,050)	(501,780)
Discounted future net cash flows	$4,143,730	$4,890,110	$3,600,860

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2011	2010	2009
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of period	$4,890,110	$3,600,860	$10,651,949
Extensions and discoveries	—	—	—
Net change in sales price, net of production costs	626,903	1,553,809	(1,825,180)
Revisions of quantity estimates	1,579,965	2,979,546	(2,847,002)
Net changes in estimated future development costs	—	—	(69,592)
Changes in production timing rates	(373,323)	346,489	354,590
Accretion of discount	489,011	360,086	1,065,195
Sales net of production costs	(3,068,936)	(3,815,729)	(3,729,100)
Sales of minerals in place	—	(134,951)	—
Net increase (decrease)	(746,380)	1,289,250	(7,051,089)
Standardized measure at end of year	$4,143,730	$4,890,110	$3,600,860