Form 10-Q
period 2012-03-31
Reef Global Energy VI, L.P.
filed 2012-05-11
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May11, 2012, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$247,987	$215,623
Accounts receivable from affiliates	295,878	445,003
Total current assets	543,865	660,626

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $32,423,023 and $32,337,616	1,166,884	1,252,291
Net oil and gas properties	1,166,884	1,252,291

Total assets	$1,710,749	$1,912,917

Liabilities and partnership equity

Current liabilities:
Accounts payable	$63,489	$61,136
Accounts payable to affiliates	—	25,000
Total current liabilities	63,489	86,136

Long-term liabilities:
Asset retirement obligation	435,362	394,823
Total long-term liabilities	435,362	394,823

Partnership equity:
Limited partners	1,060,553	1,254,470
Managing general partner	151,345	177,488
Partnership equity	1,211,898	1,431,958

Total liabilities and partnership equity	$1,710,749	$1,912,917

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2012	2011

Oil, gas and NGL sales	$589,265	$1,006,697

Costs and expenses:
Lease operating expenses	104,291	121,798
Production taxes	28,643	71,318
Depreciation, depletion and amortization	85,407	226,176
Accretion of asset retirement obligation	40,539	3,721
General and administrative	112,624	123,972
Total costs and expenses	371,504	546,985

Income from operations	217,761	459,712

Other income:
Interest income	11	85
Total other income	11	85

Net income	$217,772	$459,797

Net income per limited partner unit	$123.10	$256.95
Net income per managing general partner unit	$550.70	$1,218.98

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$217,772	$459,797
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	—	(2,422)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	85,407	226,176
Accretion of asset retirement obligation	40,539	3,721
Changes in operating assets and liabilities:
Accounts receivable	—	2,895
Accounts receivable from affiliates	149,125	(31,676)
Accounts payable	2,353	49,056
Accounts payable to affiliates	(25,000)	(63,667)
Net cash provided by operating activities	470,196	643,880

Cash flows from investing activities
Property acquisition and development	—	(8,286)
Net cash used in investing activities	—	(8,286)

Cash flows from financing activities
Partner distributions	(437,832)	(624,055)
Net cash used in financing activities	(437,832)	(624,055)

Net increase in cash and cash equivalents	32,364	11,539
Cash and cash equivalents at beginning of period	215,623	182,919
Cash and cash equivalents at end of period	$247,987	$194,458

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2012

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2012 and the year ended December 31, 2011.

	Three months ended March 31, 2012	Year Ended December 31, 2011
Beginning asset retirement obligation	$394,823	$429,827
Accretion expense	40,539	15,300
Retirement related to property abandonment and restoration	—	(50,304)
Ending asset retirement obligation	$435,362	$394,823

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable from affiliates, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2012, and 2011, the Partnership incurred no costs for technical services and incurred administrative costs totaling $43,104 and $99,642, respectively. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2012 and December 31, 2011, RELP owed the Partnership $295,878 and $445,003, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $25,000 and $30,000, respectively, during the three month periods ended March 31, 2012 and 2011 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including this Partnership, and his claim involved his participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  As of March 31, 2012, the Partnership has paid the total amount owed for its share of the legal fees associated with this lawsuit.

The Partnership reimbursed to Reef legal fees totaling $11,366 and $0, respectively, during the three month periods ended March 31, 2012 and 2011 pertaining to the litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

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

Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $11,366 and $0, respectively, during the three months ended March 31, 2012 and 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Through Reef Exploration, L.P. the Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership (although it is not a named defendant in the lawsuit) would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court.  The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $26,553 and $0, respectively, during the three months ended March 31, 2012 and 2011.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2012 and 2011 is detailed below:

For the three months ended March 31, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$41,503	$550.70
Limited partner units	1,431.897	176,269	$123.10
Total	1,507.260	$217,772

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$91,866	$1,218.98
Limited partner units	1,431.897	367,931	$256.95
Total	1,507.260	$459,797

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the related notes thereto, included in the Annual Report.

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty-one developmental prospects. The Partnership participated in the drilling of sixteen successful developmental wells and eleven unsuccessful developmental wells on these prospects.  Six of the successful wells have ceased production, the Partnership sold its interest in one well during 2010, and three are currently shut-in.

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects. The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, eight unsuccessful exploratory wells, and one unsuccessful developmental well on these prospects. Of the fifteen successful wells, four wells have ceased production, and eleven are currently productive.

Subsequent to completing its drilling phase of operations during the first quarter of 2008, the Partnership participated in drilling two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful and is currently productive, and the second well was unsuccessful. These wells are included in the summaries of wells in the preceding two paragraphs. While there are currently no plans to drill any additional wells, the Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

 In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership also expended $306,940 on the drilling of one successful exploratory well and one unsuccessful exploratory well subsequent to the completion of the Partnership’s drilling phase. Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $480,376 at March 31, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31,
	2012	2011
Sales volumes:
Oil (Barrels)	4,855	8,074
Natural gas (Mcf)	44,419	72,004

Average sales prices received:
Oil (Barrels)	$90.24	$79.43
Natural gas (Mcf)	$3.40	$5.07

The estimated net proved crude oil and natural gas reserves as of March 31, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2012	31,590	814,650
March 31, 2011	43,149	689,288

Three months ended March 31, 2012 compared to the three months ended March 31, 2012

Partnership net income decreased from $459,797 for the three month period ended March 31, 2011 to $217,772 for the three month period ended March 31, 2012. The primary cause of this decrease in net income is decreased sales volumes and revenues as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 38.9% on an EBO basis during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas well (“HBR A”), totaled 4,379 barrels of crude oil and 29,159 Mcf of natural gas, or 90.2% and 65.6% of sales volumes for the three month period ended March 31, 2012, respectively. During the three month period ended March 31, 2011, the Partnership’s share of sales volumes from these two wells totaled 7,674  barrels of crude oil and 51,005 Mcf of natural gas, or 95.0% and 70.8% of the Partnership’s total sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 66 and 10 months, respectively, using current prices and costs.

While the sales price for crude oil rose by 13.6% to an average price of $90.24 per Bbl for the three month period ended March 31, 2012, compared to an average price of $79.43 for the three month period ended March 31, 2011, the sales price for natural gas fell by 32.9% to an average price of $3.40 per Mcf for the three month period ended March 31, 2012, compared to an average price of $5.07 per Mcf for the three month period ended March 31, 2011. Total sales revenues fell by $417,432 or 41.5% on a comparative basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. The Partnership anticipates continued weakening in natural gas prices during the second quarter of 2012. Natural gas sales revenues accounted for 25.7% of first quarter 2012 overall sales revenues compared to 36.3% of first quarter 2011 overall sales revenues.

Lease operating costs decreased from $121,798 during the three months ended March 31, 2011 to $104,291 during the three months ended March 31, 2012. Decreases in ad valorem taxes and marketing and gathering expenses were partially offset by increased workover expenses for repairs of parted rods on three of the Sand Dunes wells.   Production taxes decreased from $71,318 during the three months ended March 31, 2011 to $28,643 during the three months ended March 31, 2012 due primarily to declining production.

The Partnership incurred $85,407 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2012 compared to $226,176 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2011.  The combination of declining production rates and rising oil prices between the comparative periods led to a reduced depletion rate applied to the Partnership’s depletable property basis.  The Partnership recognized $40,539 of accretion expense during the three month period ended March 31, 2012 compared to $3,721 of accretion expense during the comparable period during 2011, as the Partnership revised the estimated asset retirement date of the Gumbo II well due to its recent declining production and shortened estimated reserve life.

General and administrative costs decreased from $123,972 incurred during the three months ended March 31, 2011 to $112,624 incurred during the three months ended March 31, 2012, primarily due to decreased overhead charges from RELP.  Legal fees increased by approximately $40,000 as the Partnership reimbursed Reef for legal expenses incurred, but the administrative overhead charge to the Partnership decreased from $91,242 for the three months ended March 31, 2011 to $39,445 for the three months ended March 31, 2012.  The allocation of RELP’s overhead to partnerships is a significant factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VI, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $11,366 and $0, respectively, during the three months ended March 31, 2012 and 2011.

On December 22, 2011,TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Through Reef Exploration, L.P. the Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership (although it is not a named defendant in the lawsuit) would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $26,553 and $0, respectively, during the three months ended March 31, 2012 and 2011.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 11, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 11, 2012	By:	/s/ Daniel C. Sibley
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