Form 10-Q
period 2012-06-30
Reef Global Energy VI, L.P.
filed 2012-08-10
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$184,064	$215,623
Accounts receivable from affiliates	194,127	445,003
Total current assets	378,191	660,626

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $32,490,819 and $32,337,616	1,099,088	1,252,291
Net oil and gas properties	1,099,088	1,252,291

Total assets	$1,477,279	$1,912,917

Liabilities and partnership equity

Current liabilities:
Accounts payable	$43,087	$61,136
Accounts payable to affiliates	—	25,000
Total current liabilities	43,087	86,136

Long-term liabilities:
Asset retirement obligation	440,082	394,823
Total long-term liabilities	440,082	394,823

Partnership equity:
Limited partners	870,176	1,254,470
Managing general partner	123,934	177,488
Partnership equity	994,110	1,431,958

Total liabilities and partnership equity	$1,477,279	$1,912,917

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$343,150	$1,145,952	$932,415	$2,152,649

Costs and expenses:
Lease operating expenses	57,312	88,511	161,603	210,309
Production taxes	29,528	99,516	58,171	170,834
Depreciation, depletion and amortization	67,796	192,182	153,203	418,358
Accretion of asset retirement obligation	4,720	3,785	45,259	7,506
General and administrative	118,213	135,347	230,837	259,319
Total costs and expenses	277,569	519,341	649,073	1,066,326

Income from operations	65,581	626,611	283,342	1,086,323

Other income:
Interest income	—	65	11	150
Miscellaneous income	1,230	—	1,230	—
Total other income	1,230	65	1,241	150

Net income	$66,811	$626,676	$284,583	$1,086,473

Net income per limited partner unit	$35.10	$357.68	$158.20	$614.63
Net income per managing general partner unit	$219.72	$1,519.57	$770.42	$2,738.55

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$284,583	$1,086,473
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	—	(2,529)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	153,203	418,358
Accretion of asset retirement obligation	45,259	7,506
Changes in operating assets and liabilities:
Accounts receivable	—	232
Accounts receivable from affiliates	250,876	(114,154)
Accounts payable	(18,049)	10,787
Accounts payable to affiliates	(25,000)	(121,460)
Net cash provided by operating activities	690,872	1,285,213

Cash flows from investing activities
Property acquisition and development	—	(11,876)
Net cash used in investing activities	—	(11,876)

Cash flows from financing activities
Partner distributions	(722,431)	(1,288,092)
Net cash used in financing activities	(722,431)	(1,288,092)

Net decrease in cash and cash equivalents	(31,559)	(14,755)
Cash and cash equivalents at beginning of period	215,623	182,919
Cash and cash equivalents at end of period	$184,064	$168,164

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 3012

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2012 and the year ended December 31, 2011.

	Six months ended June 30, 2012	Year Ended December 31, 2011
Beginning asset retirement obligation	$394,823	$429,827
Accretion expense	45,259	15,300
Retirement related to property abandonment and restoration	—	(50,304)
Ending asset retirement obligation	$440,082	$394,823

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2012, the Partnership incurred administrative costs totaling $32,794 and $75,899, respectively. During the three and six month periods ended June 30, 2011, the Partnership incurred administrative costs totaling $92,546 and $192,188, respectively. The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2012 and 2011. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2012 and December 31, 2011, RELP owed the Partnership $194,127 and $445,003, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $0 and $25,000, respectively, during the three month and six month periods ended June 30, 2012 and $57,793 and $87,793, respectively, during the three and six month periods ended June 30, 2011 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including the Partnership, and his claim involved his participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  The Partnership completed payment of the total amount owed to Reef for its share of the legal fees associated with this lawsuit during the first quarter of 2012.

The Partnership reimbursed to Reef legal fees totaling $18,928 and $30,295, respectively, during the three and six month periods ended June 30, 2012 and $7,180 and $7,180, respectively, during the three and six month periods ended June 30, 2011 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas.  The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs via Plaintiffs’ Second Amended Original Petition. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.2 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

Defendants filed motions for partial summary judgment with respect to certain claims of all Plaintiffs, with the exception of Jaimie Davis.  Defendants’ motions for partial summary judgment were granted in part and denied in part.  More specifically, all of Plaintiffs’ registration claims under Section 33A(1) of the TSA and all claims under Section 33F(1) for control person liability as related to Section 33A(1) were dismissed.  Additionally, certain of Plaintiffs’ claims against Defendants for violations of Section 33A(2) of the TSA for material misrepresentations or omissions and claims for Section 33F(2) control person liability as related thereto were also dismissed.

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Reef Defendants in this litigation.  In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have exchanged some written discovery, and trial is scheduled for December 10, 2012.  No accrual has been recorded as of June 30, 2012. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court.  No accrual has been recorded as of June 30, 2012. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $47,373 and $73,926, respectively, during the three and six month periods ended June 30, 2012.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2012 is detailed below:

For the three months ended June 30, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$16,559	$219.72
Limited partner units	1,431.897	50,252	$35.10
Total	1,507.260	$66,811

For the six months ended June 30, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$58,061	$770.42
Limited partner units	1,431.897	226,522	$158.20
Total	1,507.260	$284,583

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty-one developmental prospects. The Partnership participated in the drilling of sixteen successful developmental wells and eleven unsuccessful developmental wells on these prospects.  Six of these successful wells have ceased production, the Partnership sold its interest in one well during 2010, and three are currently shut-in.

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

The Partnership has working capital of $335,104 at June 30, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales volumes:
Oil (Barrels)	2,603	8,026	7,458	16,100
Natural gas (Mcf)	32,009	53,183	76,428	125,187

Average sales prices received:
Oil (Barrels)	$87.56	$102.47	$89.30	$90.91
Natural gas (Mcf)	$3.60	$6.08	$3.49	$5.50

The estimated net proved crude oil and natural gas reserves as of June 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2012	20,710	647,540
June 30, 2011	37,963	609,944

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The Partnership had net income of $66,811 for the three month period ended June 30, 2012, compared to net income of $626,676 for the three month period ended June 30, 2011. The primary cause of this decrease in net income was lower sales volumes and prices as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 53.0% on an EBO basis during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas well (“HBR A”), totaled 2,072 barrels of crude oil and 18,294 Mcf of natural gas, or 79.6% and 57.2% of sales volumes for the three month period ended June 30, 2012, respectively. During the three month period ended June 30, 2011, the Partnership’s share of sales volumes from these two wells totaled 7,441  barrels of crude oil and 35,210 Mcf of natural gas, or 92.7% and 66.2% of the Partnership’s total sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 42 and 11 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 14.6% to an average price of $87.56 per Bbl for the three month period ended June 30, 2012, compared to an average price of $102.47 for the three month period ended June 30, 2011, and the sales price for natural gas decreased by 40.8% to an average price of $3.60 per Mcf for the three month period ended June 30, 2012, compared to an average price of $6.08 per Mcf for the three month period ended June 30, 2011. Total sales revenues fell by $802,802, or 70.1%, on a comparative basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Natural gas prices have been increasing since June 30, 2012, which may lead to an increase in average sales prices received for the third quarter of 2012. Natural gas sales revenues accounted for 33.6% of second quarter 2012 overall sales revenues compared to 28.2% of second quarter 2011 overall sales revenues. Crude oil continues to trade in a narrow range comparable to second quarter 2012 levels.

Lease operating costs decreased from $88,511 during the three month period ended June 30, 2011 to $57,312 during the three month period ended June 30, 2012 due to decreases in ad valorem taxes, marketing and gathering expenses, and repairs and maintenance.  Production taxes decreased from $99,516 during the three month period ended June 30, 2011 to $29,528 during the three month period ended June 30, 2012 due primarily to declining production.

The Partnership incurred $67,796 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2012 compared to $192,182 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2011.  Declining production rates between the comparative periods led to a reduced depletion rate applied to the Partnership’s depletable property basis.

General and administrative costs decreased from $135,347 incurred during the three months ended June 30, 2011 to $118,213 incurred during the three months ended June 30, 2012, primarily due to decreased overhead charges from RELP.  Legal fees increased by approximately $58,500, from $10,800 during the three months ended June 30, 2011 to $69,300 during the three months ended June 30, 2012, as the Partnership reimbursed Reef for legal expenses incurred, but the administrative overhead charge to the Partnership decreased from $87,418 for the three months ended June 30, 2011 to $25,719 for the three months ended June 30, 2012.  The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The Partnership had net income of $284,583 for the six month period ended June 30, 2012, compared to net income of $1,086,473 for the six month period ended June 30, 2011. The primary cause of this decrease in net income was lower sales volumes and prices as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 45.4% on an EBO basis during the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership owns a working interest, the Gumbo II and the HBR A wells, totaled 6,451 barrels of crude oil and 47,453 Mcf of natural gas, or 86.5% and 62.1% of sales volumes for the six month period ended June 30, 2012, respectively. During the six month period ended June 30, 2011, the Partnership’s share of sales volumes from these two wells totaled 15,115 barrels of crude oil and 86,215 Mcf of natural gas, or 93.9% and 68.9% of the Partnership’s total sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 42 and 11 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 1.8% to an average price of $89.30 per Bbl for the six month period ended June 30, 2012, compared to an average price of $90.91 for the six month period ended June 30, 2011, and the sales price for natural gas decreased by 36.5% to an average price of $3.49 per Mcf for the six month period ended June 30, 2012, compared to an average price of $5.50 per Mcf for the six month period ended June 30, 2011. Total sales revenues fell by $1,220,234, or 56.7%, on a comparative basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Natural gas prices have been increasing since June 30, 2012, which may lead to an increase in average sales prices received for the third quarter of 2012. Natural gas sales revenues accounted for 28.6% of overall sales revenues for the six months ended June 30, 2012, compared to 32.0% of overall sales revenues for the six months ended June 30, 2011.  Crude oil continues to trade in a narrow range comparable to second quarter 2012 levels.

Lease operating costs decreased from $210,309 during the six months ended June 30, 2011 to $161,603 during the six month periods ended June 30, 2012 due to decreases in ad valorem taxes, marketing and gathering expenses, and repairs and maintenance.    Production taxes decreased from $170,834 during the six month period ended June 30, 2011 to $58,171 during the six month period ended June 30, 2012 due primarily to declining production.

The Partnership incurred $153,203 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2012 compared to $418,358 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2011.  Declining production rates between the comparative periods led to a reduced depletion rate applied to the Partnership’s depletable property basis.

The Partnership recognized $45,259 of accretion expense during the six month period ended June 30, 2012 compared to $7,506 of accretion expense during the comparable period during 2011, as the Partnership revised the estimated asset retirement date of the Gumbo II well due to its recent declining production and shortened estimated reserve life during the first quarter of 2012.

General and administrative costs decreased from $259,319 incurred during the six months ended June 30, 2011 to $230,837 incurred during the six months ended June 30, 2012, primarily due to decreased overhead charges from RELP.  Legal fees increased by approximately $97,600, from $10,800 during the six months ended June 30, 2011 to $108,400 during the six months ended June 30, 2012, as the Partnership reimbursed Reef for legal expenses incurred, but the administrative overhead charge to the Partnership decreased from $178,660 for the six months ended June 30, 2011 to $65,163 for the six months ended June 30, 2012.  The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas.  The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs via Plaintiffs’ Second Amended Original Petition. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.2 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each

Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

Defendants filed motions for partial summary judgment with respect to certain claims of all Plaintiffs, with the exception of Jaimie Davis.  Defendants’ motions for partial summary judgment were granted in part and denied in part.  More specifically, all of Plaintiffs’ registration claims under Section 33A(1) of the TSA and all claims under Section 33F(1) for control person liability as related to Section 33A(1) were dismissed.  Additionally, certain of Plaintiffs’ claims against Defendants for violations of Section 33A(2) of the TSA for material misrepresentations or omissions and claims for Section 33F(2) control person liability as related thereto were also dismissed.

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Reef Defendants in this litigation.  In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have exchanged some written discovery, and trial is scheduled for December 10, 2012.  No accrual has been recorded as of June 30, 2012. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $18,928 and $30,295, respectively, during the three and six month periods ended June 30, 2012 and $7,180 during the three and six month periods ended June 30, 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Energy Global VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court.  No accrual has been recorded as of June 30, 2012. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $47,373 and $73,926, respectively, during the three and six month periods ended June 30, 2012.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 10, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 10, 2012	By:	/s/ Daniel C. Sibley
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