Form 10-Q
period 2012-09-30
Reef Global Energy VI, L.P.
filed 2012-11-09
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 9, 2012, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$156,403	$215,623
Accounts receivable from affiliates	99,941	445,003
Total current assets	256,344	660,626

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $32,552,149 and $32,337,616	1,037,758	1,252,291
Net oil and gas properties	1,037,758	1,252,291

Total assets	$1,294,102	$1,912,917

Liabilities and partnership equity

Current liabilities:
Accounts payable	$46,469	$61,136
Accounts payable to affiliates	857	25,000
Total current liabilities	47,326	86,136

Long-term liabilities:
Asset retirement obligation	444,885	394,823
Total long-term liabilities	444,885	394,823

Partnership equity:
Limited partners	685,148	1,254,470
Managing general partner	116,743	177,488
Partnership equity	801,891	1,431,958

Total liabilities and partnership equity	$1,294,102	$1,912,917

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$257,505	$955,564	$1,189,920	$3,108,213

Costs and expenses:
Lease operating expenses	108,195	83,720	269,798	294,029
Production taxes	21,239	65,367	79,410	236,201
Depreciation, depletion and amortization	61,330	194,482	214,533	612,840
Accretion of asset retirement obligation	4,803	3,874	50,062	11,380
General and administrative	144,995	111,384	375,832	370,703
Total costs and expenses	340,562	458,827	989,635	1,525,153

Income (loss) from operations	(83,057)	496,737	200,285	1,583,060

Other income:
Interest income	—	64	11	214
Miscellaneous income	—	—	1,230	—
Total other income	—	64	1,241	214

Net income (loss)	$(83,057)	$496,801	$201,526	$1,583,274

Net income (loss) per limited partner unit	$(52.98)	$280.84	$105.22	$895.47
Net income (loss) per managing general partner unit	$(95.41)	$1,256.15	$675.01	$3,994.70

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$201,526	$1,583,274
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	—	(2,533)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	214,533	612,840
Accretion of asset retirement obligation	50,062	11,380
Changes in operating assets and liabilities:
Accounts receivable	—	(749)
Accounts receivable from affiliates	345,062	(1,881)
Accounts payable	(14,667)	26,735
Accounts payable to affiliates	(24,143)	(196,460)
Net cash provided by operating activities	772,373	2,032,606

Cash flows from investing activities
Property acquisition and development	—	(13,876)
Net cash used in investing activities	—	(13,876)

Cash flows from financing activities
Partner distributions	(831,593)	(2,018,561)
Net cash used in financing activities	(831,593)	(2,018,561)

Net increase (decrease) in cash and cash equivalents	(59,220)	169
Cash and cash equivalents at beginning of period	215,623	182,919
Cash and cash equivalents at end of period	$156,403	$183,088

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 3012

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Partnership has two significant producing properties that currently account for approximately 74% of Partnership revenues. The production from each of these properties has declined significantly during the current fiscal year. These two properties have estimated remaining economic reserve lives of 13 and 27 months, respectively, utilizing current prices, costs, and projected production volumes at September 30, 2012. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. While management believes that the Partnership will generate positive operating cash flows during the next 12 months, such operating cash flow may not be sufficient to also cover the Partnership’s general and administrative costs. Cash flows from operations will continue to decline as a result of natural production declines in the Partnership’s wells.  Cash flow, as measured by taking the Partnership net income (loss) shown on the Statement of Operations and adding back non cash expenditures (depreciation, depletion and amortization and accretion of asset retirement obligation), while positive for the nine months ended September 30, 2012, was a loss of $16,924 for the three month period ended September 30, 2012.  These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of the declining cash flows.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-

production method using estimated proved reserves, as determined by independent petroleum engineers.  Proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2012 and the year ended December 31, 2011.

	Nine months ended September 30, 2012	Year Ended December 31, 2011
Beginning asset retirement obligation	$394,823	$429,827
Accretion expense	50,062	15,300
Retirement related to property abandonment and restoration	—	(50,304)
Ending asset retirement obligation	$444,885	$394,823

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2012, the Partnership incurred administrative costs totaling $37,953 and $113,852, respectively. During the three and nine month periods ended September 30, 2011, the Partnership incurred administrative costs totaling $79,625 and $271,814, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2012 and 2011. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2012 and December 31, 2011, RELP owed the Partnership $99,941 and $445,003, respectively, for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $0 and $25,000, respectively, during the three month and nine month periods ended September 30, 2012 and $75,000 and $162,793, respectively, during the three and nine month periods ended September 30, 2011 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including the Partnership, and his claim involved his participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  The Partnership completed payment of the total amount owed to Reef for its share of the legal fees associated with this lawsuit during the first quarter of 2012.

The Partnership reimbursed to Reef legal fees totaling $27,949 and $58,244, respectively, during the three and nine month periods ended September 30, 2012 and $16,059 and $23,239, respectively, during the three and nine month periods ended September 30, 2011 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Defendants in this litigation.  In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have begun exchanging written discovery, and trial is scheduled for April 29, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court.  No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The

Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $35,217 and $109,143, respectively, during the three and nine month periods ended September 30, 2012.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2012 is detailed below:

For the three months ended September 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(7,190)	$(95.41)
Limited partner units	1,431.897	(75,867)	$(52.98)
Total	1,507.260	$(83,057)

For the nine months ended September 30, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$50,871	$675.01
Limited partner units	1,431.897	150,655	$105.22
Total	1,507.260	$201,526

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty-one developmental prospects. The Partnership participated in the drilling of sixteen successful developmental wells and eleven unsuccessful developmental wells on these prospects.  Six of these successful wells have ceased production, the Partnership sold its interest in one well during 2010, four are currently shut-in, and one has been converted into a water disposal well.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership also expended $306,940 on the drilling of one successful exploratory well and one unsuccessful exploratory well subsequent to the completion of the Partnership’s drilling phase. Expenditures in excess of capital contributions were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures would need to be funded by Partnership cash flows, if any, and would reduce Partnership distributions. The most recent distribution of cash flows to investors occurred in September 2012. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $209,018 at September 30, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Sales volumes:
Oil (Barrels)	2,349	7,366	9,807	23,466
Natural gas (Mcf)	27,156	57,455	103,585	182,642

Average sales prices received:
Oil (Barrels)	$74.00	$88.99	$85.64	$90.31
Natural gas (Mcf)	$3.08	$5.22	$3.38	$5.42

The estimated net proved crude oil and natural gas reserves as of September 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2012	16,040	602,170
September 30, 2011	32,867	534,550

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The Partnership had a net loss of $83,057 for the three month period ended September 30, 2012, compared to net income of $496,801 for the three month period ended September 30, 2011. The primary causes of this decrease in net income were declines in both production volumes and oil and gas prices.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. The Partnership share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas well (“HBR A”), totaled 6,871 barrels of crude oil and 41,398 Mcf of natural gas, or 93.3% and 72.1% of Partnership production volumes, during the three month period ended September 30, 2011. During the three month period ended September 30, 2012, the Partnership share of production volumes from these two wells totaled 2,158 barrels of crude oil and 16,130 Mcf of natural gas, or 91.9% and 59.4% of Partnership production volumes, a volume drop of approximately 64.8% on an EBO basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  As a result of declining sales prices, declining production volumes, and increases in lease operating expenses associated with water disposal costs, the current economic reserve life of the Gumbo II well was reduced from approximately 42 months to 13 months during the third quarter of 2012 using prices prepared in accordance with SEC rules and accounting standards and current costs. The economic reserve life of the HBR A well was increased from 11 to 27 months, as production volumes have stabilized over the past six months.

The sales price for crude oil decreased by 16.8%, to an average price of $74.00 per Bbl for the three month period ended September 30, 2012, compared to an average price of $88.99 for the three month period ended September 30, 2011, and the sales price for natural gas decreased by 41.0% to an average price of $3.08 per Mcf for the three month period ended September 30, 2012, compared to an average price of $5.22 per Mcf for the three month period ended September 30, 2011.

The combination of declining production volumes and sales prices caused total sales revenues to decrease by $698,059, or 73.1%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales may not be sufficient to cover the Partnership’s lease operating expenses, production taxes, and general and administrative costs.

Lease operating costs increased from $83,720 during the three month period ended September 30, 2011 to $108,195 during the three month period ended September 30, 2012, due in part to non-recurring workover costs and pump repairs incurred on the Sugg Ranch 45 #1 well during the current quarter totaling approximately $12,000 and increased operating costs for the Gumbo II well of approximately $7,000 primarily due to increased water disposal charges. Production taxes decreased from $65,367 during the three months ended September, 2011 to $21,239 during the three month period ended September 30, 2012, due primarily to the decline in sales revenues.

The Partnership incurred $61,330 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2012 compared to $194,482 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2011.  Declining production rates between the comparative periods led to a reduced depletion rate applied to the Partnership’s depletable property basis.

General and administrative costs increased from $111,384 incurred during the three months ended September 30, 2011 to $144,995 incurred during the three months ended September 30, 2012. Legal fees reimbursed to RELP, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, increased from $20,203 for the three month period ended September 30, 2011 to $82,490 during the three month period ended September 30, 2012. Additionally, the Partnership incurred a non-recurring fee of approximately $9,700 with a third party vendor for assistance in complying with new SEC regulations. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $77,316 for the three month period ended September 30, 2011 to $28,569 for the three month period ended September 30, 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The Partnership had net income of $201,526 for the nine month period ended September 30, 2012, compared to net income of $1,583,274 for the nine month period ended September 30, 2011. The primary causes of this decrease in net income were declines in both production volumes and oil and gas prices.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. The Partnership share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Gumbo II and the HBR A, totaled 21,985 barrels of crude oil and 127,613 Mcf of natural gas, or 93.7% and 69.9% of Partnership production volumes, during the nine month period ended September 30, 2011. During the nine month period ended September 30, 2012, the Partnership share of production volumes from these two wells totaled 8,610 barrels of crude oil and 63,583 Mcf of natural gas, or 87.8% and 61.4% of Partnership production volumes, a volume drop of approximately 55.6% on an EBO basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  As a result of declining sales prices, declining production volumes, and increases in lease operating expenses associated with water disposal costs, the current economic reserve life of the Gumbo II well was reduced from approximately 42 months to 13 months during the third quarter of 2012 using prices prepared in accordance with SEC rules and accounting standards and current costs. The economic reserve life of the HBR A well was increased from 11 to 27 months, as production volumes have stabilized over the past six months.

The sales price for crude oil decreased by 5.2%, to an average price of $85.64 per Bbl for the nine month period ended September 30, 2012, compared to an average price of $90.31 for the nine month period ended September 30, 2011, and the sales price for natural gas decreased by 37.6% to an average price of $3.38 per Mcf for the nine month period ended September 30, 2012, compared to an average price of $5.42 per Mcf for the nine month period ended September 30, 2011.

The combination of declining production volumes and sales prices caused revenues to decrease by $1,918,293, or 61.7%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales may not be sufficient to cover the Partnership’s lease operating expenses, production taxes, and general and administrative costs.

Lease operating costs decreased from $294,029 during the nine month period ended September 30, 2011 to $269,798 during the nine month period ended September 30, 2012, primarily due to decreases in ad valorem taxes. Higher water disposal charges associated with the Gumbo II well have been offset by decreasing gas marketing and gathering expenses.  Production taxes decreased from $236,201 during the nine month period ended September 30, 2011 to $79,410 during the nine month period ended September 30, 2012 due primarily to declining production.

The Partnership incurred $214,533 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2012, compared to $612,840 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2011.  Declining production rates between the comparative periods led to a reduced depletion rate applied to the Partnership’s depletable property basis.

General and administrative costs increased from $370,703 incurred during the nine months ended September 30, 2011 to $375,832 incurred during the nine months ended September 30, 2012. Legal fees reimbursed to RELP, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, increased from $31,016 during the nine month period ended September 30, 2011 to $190,846 during the nine month period ended September 30, 2012. The increase in legal fees was partially offset by a reduction in the administrative overhead charge to the Partnership. The administrative overhead charge to the Partnership decreased from $255,976 for the nine month period ended September 30, 2011 to $93,732 for the nine month period ended September 30, 2012.  The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Defendants in this litigation.  In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have begun exchanging written discovery, and trial is scheduled for April 29, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report, and has reimbursed $27,949 and $58,244, respectively, during the three and nine month periods ended September 30, 2012 and $16,059 and $23,239, respectively, during the three and nine month periods ended September 30, 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Energy Global VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court.  No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $35,217 and $109,143, respectively, during the three and nine month periods ended September 30, 2012.

Item 1A.  Risk Factors

In addition to the Risk Factors set forth in the Annual Report, Reef believes the following risk is applicable to the Partnership.

The Partnership does not intend, and is not expected, to continue as a going concern.

The original business plan for the Partnership was to use its initial capital to purchase working interests in oil and gas prospects, participate in the drilling of oil and gas wells on those prospects, retain ownership of successful wells until they were either sold or ceased operations, and distribute all operating cash flows and sales proceeds to the investor partners.  It was not expected that operating revenues would be reinvested in the business other than such funds as would be necessary to maintain operation of the original wells drilled by the Partnership.

The Partnership has two significant producing properties that currently account for approximately 74% of Partnership revenues and which have declined significantly during the past year. These two properties have estimated remaining economic reserve lives of 13 and 27 months, respectively, utilizing current prices, costs, and projected production volumes at September 30, 2012. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. While management believes that the Partnership will generate positive operating cash flows during the next 12 months, such operating cash flow may not be sufficient to also cover the Partnership’s general and administrative costs. Cash flows from operations will continue to decline as a result of natural production declines in the Partnership’s wells.  Our notes to the unaudited condensed financial statements as of September 30, 2012 include explanatory paragraphs indicating substantial doubt about our ability to continue as a going concern.

There were no other material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	November 9, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 9, 2012	By:	/s/ Daniel C. Sibley
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