Form 10-K
period 2012-12-31
Reef Global Energy VI, L.P.
filed 2013-03-28
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

As of March 28, 2013, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VI, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects upon which it participated in the drilling of twenty-seven developmental wells. The Partnership purchased working interests in fourteen exploratory prospects upon which it participated in the drilling of sixteen exploratory wells and eight developmental wells. These prospects are located onshore in Texas, Louisiana, Oklahoma, New Mexico and in U.S. coastal waters in the Gulf of Mexico. In 2008, the Partnership completed drilling operations with the capital raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership’s limited partnership agreement (the Partnership Agreement), the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef, serves as operator of the prospect. RELP originally served as operator of eight developmental and four exploratory Partnership prospects.

In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in eight developmental and four exploratory prospects internally sourced by RELP, and twelve developmental and ten exploratory prospects generated by third parties. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A developmental well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a developmental well, including wells drilled to find and produce crude oil or natural gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas, or wells drilled to extend a known reservoir.

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

Drilling and Completion Phase of Operations

On all prospects operated by RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus monthly operator fees charged at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that fail to result in the discovery of commercial quantities of crude oil or natural gas are plugged and abandoned in accordance with applicable regulations. The Partnership participated in the drilling of twenty-three successful and twelve unsuccessful developmental wells, and eight successful and eight unsuccessful exploratory wells on the thirty-four Partnership prospects. Of these thirty-one successful wells, sixteen are productive, three are shut-in, one has been converted to a salt water disposal well, two have been sold, eight have been plugged and abandoned, and one is shut-in awaiting plugging as of December 31, 2012.

Operations on six of the developmental and two of the exploratory prospects operated by RELP have ceased as a result of the sale or plugging and abandonment of the wells drilled on those prospects. RELP is currently the operator of nine successful developmental wells on two developmental prospects, and two successful exploratory wells on two exploratory prospects.  As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the prospect is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America. The Partnership also has a working interest in seven successful development and three successful exploratory wells located on three exploratory prospects operated by third parties.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in the drilling of twenty-three successful developmental wells and eight successful exploratory wells. Of these wells, two have been sold and eight have been plugged and abandoned. As of December 31, 2012, the Partnership has working interests in eleven wells operated by RELP and ten wells operated by third parties.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2012, two operators and one marketer accounted for 63.3%, 12.0%, and 23.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2011, one operator and one marketer accounted for 75.0% and 15.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, one operator and one marketer accounted for 57.6% and 33.3% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents a joint and several liability for unforeseen events including, without limitation, blowouts, lost circulation, and stuck drill pipe that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

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

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former non-Reef general partners to that of a limited partner. Non-Reef general partners have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, non-Reef general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

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

•                                the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind and solar power;

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

The Partnership has two significant producing properties that currently account for approximately 73.7% of Partnership revenues, the production of which have declined significantly during the past year. These two properties have estimated remaining economic reserve lives of 11 and 23 months, respectively, utilizing current prices, costs, and projected production volumes at December 31, 2012. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2012, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.  Reef, as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to plug and abandon all Partnership wells at the end of their economic lives and pay for general and administrative costs. Our independent registered public accounting firm’s opinion on our 2012 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties.  Approximately 11.3% of the Partnership’s estimated proved reserves were crude oil reserves and 88.7% were natural gas reserves at December 31, 2012.  As a result, financial results are more sensitive to fluctuations in natural gas prices.

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

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which had an adverse impact on demand and pricing for crude oil and natural gas. Another downturn similar to that experienced in 2008 and 2009 could lead to a similar negative impact on crude oil and natural gas prices as a result of reduced demand for crude oil and natural gas.  This would likely have a significant impact on the Partnership’s operating cash flows and profitability. Declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2012 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership’s two significant producing properties are located in the coastal regions of Louisiana and Texas. This area is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the requisition of service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, obtain service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure oilfield services, as well as equipment, more timely or on more favorable terms. Finally, oil and gas producers are increasingly facing competition from providers of non-fossil energy, and government policy may favor those competitors in the future.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership only has nominal funds available for Partnership purposes unless there are revenues from Partnership operations. Any future requirement for additional funding for development, operations, and asset retirement will have to come from the Partnership’s working capital or future net revenues. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.   Reef, as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should current working capital and future cash generated from crude oil and natural gas sales not be sufficient to plug and abandon all Partnership wells at the end of their economic lives and pay for general and administrative costs.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Drilling Activities and Productive Wells

The Partnership purchased working interests in prospects located onshore in Texas, Louisiana, Oklahoma, and New Mexico and offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in drilling sixteen successful developmental wells on nine developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, Eddy County, New Mexico and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (2 prospects) County, Texas. The Partnership participated in drilling eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas. Five of the successful developmental wells were previously plugged and abandoned between 2007 and 2009, and two of the successful wells were sold during 2010. As of December 31, 2012, five successful developmental wells were productive, three were shut-in, and one well had been converted to a salt water disposal well.

The Partnership purchased working interests in fourteen exploratory prospects, upon which a total of sixteen exploratory and eight developmental wells were drilled. The Partnership participated in drilling eight successful exploratory wells, one unsuccessful exploratory well, seven successful developmental wells, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Nueces (2 prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. The Partnership participated in drilling seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Three of the successful exploratory wells were previously plugged and abandoned between 2006 and 2010. As of December 31, 2012, all seven successful development wells and four successful exploratory wells were productive, and one successful exploratory well was shut-in awaiting plugging and abandonment.

Proved Crude Oil and Natural Gas Reserves

Estimates of the Partnership’s proved reserves are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2012, 2011, and 2010 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves, December 31, 2010	48,860	792,380
Net proved reserves, December 31, 2011	35,140	878,880
Net proved reserves, December 31, 2012	3,980	186,890

The standardized measure of discounted future net cash flows as of December 31, 2012, 2011 and 2010 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2010	$4,890,110
Standardized measure of discounted future net cash flows as of December 31, 2011	$4,143,730
Standardized measure of discounted future net cash flows as of December 31, 2012	$560,610

During the year ended December 31, 2012, the Partnership recorded property impairment costs of proved properties of $241,766 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.  During the years ended December 31, 2011 and 2010, the Partnership recorded no property impairment costs of proved properties.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2012, 2011, and 2010 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2012, 2011, and 2010. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over eighteen years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plantiffs Davis and Phalen were granted.  Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528.  With regard to the remaining Plantiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of December 31, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the Audited Financial Statements reported in this Annual Report, and has reimbursed $73,435, $25,931, and $23,457, respectively, during the years ended December 31, 2012, 2011 and 2010.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas (the “TEPCO Litigation”).  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of December 31, 2012 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $227,311 and $0, respectively, during the years ended December 31, 2012 and 2011.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, the Partnership had one managing general partner, and 1,150 non-Reef investor partners (“investor partners”). Reef holds a total of 75.363 general partner units and the investor partners hold 1,431.897 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is available for distribution to the partners in accordance with the Partnership Agreement. The Partnership has made cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs since December 2005.  Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners. The Partnership’s most recent cash distribution to investors occurred in September 2012. However, current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. No funds are currently projected to be available for distribution as a result of these continuing expenses.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2012.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2012	2011	2010	2009	2008

Revenue	$1,480,082	$3,809,120	$4,427,215	$4,719,395	$9,444,159
Interest income	12	250	607	3,086	15,179
Miscellaneous income	1,230	—	—	—	—
Costs and expenses	(1,642,117)	(1,890,520)	(3,238,699)	(8,628,475)	(5,011,335)
Net income (loss)	(160,793)	1,918,850	1,189,123	(3,905,994)	4,448,003

Allocation of net income (loss):
Managing general partner units	31,927	362,183	342,841	54,109	920,577
General partner units	—	—	—	—	1,875,514
Limited partner units	(192,720)	1,556,667	846,282	(3,960,103)	1,651,912
Net income per managing general partner unit	423.64	4,805.84	4,549.20	717.98	12,215.24
Net income per general partner unit	—	—	—	—	1,575.32
Net income (loss) per limited partner unit	(134.59)	1,807.14	591.02	(2,765.63)	2,463.46

Total assets	844,426	1,912,917	2,815,422	4,520,645	11,539,478
Distributions to managing general partner	111,616	399,012	481,675	475,948	966,629
Distributions to investor partners	719,977	2,183,589	2,635,960	2,604,624	5,289,871
Distributions per general partner unit	—	—	—	—	1,719.76
Distributions per limited partner unit	502.81	1,524.96	1,840.89	1,819.00	3,694.31
Distributions per managing general partner unit	1,481.05	5,294.53	6,391.40	6,315.41	12,826.31

Operating Data
Annual sales volume:
Gas (MCF)	130,048	236,655	399,549	685,360	659,300
Oil (BBL)	12,106	29,111	34,584	37,439	33,086

Average sales price:
Gas (per MCF)	$3.54	$5.03	$5.05	$4.00	$9.36
Oil (per BBL)	$84.19	$89.97	$69.71	$52.83	$98.92

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

In applying the full cost method, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the year ended December 31, 2012, the Partnership recognized property impairment expense of proved properties totaling $241,766.  During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at  December 31, 2012, 2011, and 2010, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2012 and 2011.

	2012	2011
Beginning asset retirement obligation	$394,823	$429,827
Accretion expense	63,766	15,300
Retirement related to property abandonment and restoration	(93,725)	(50,304)
Ending asset retirement obligation	$364,864	$394,823

The portion of the Partnership’s asset retirement obligation associated with properties having estimated remaining economic lives of less than twelve months is classified as a current liability on the accompanying balance sheet.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2012, 2011 and 2010, the Partnership had no material gas imbalance positions.

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds were used to purchase working interests in prospects and drill oil and gas wells upon those prospects.

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of operating and general and administrative costs, are distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. Subsequent to the original drilling phase of operations, the Partnership drilled two additional exploratory wells on one of the Partnerships’ prospects located in Live Oak County, Texas. An exploratory well drilled during the third quarter of 2008 was successful and began production operations in November of 2008. A second exploratory well drilled during March 2009 was unsuccessful and was plugged and abandoned. The Partnership utilized cash flow from existing wells by reducing distributions to partners in the drilling of these two wells. The Partnership currently has no plans to drill additional wells on any Partnership prospect, or to acquire additional prospects.

The Partnership does not operate in any other industry segment. During the drilling and completion phase of operations, the Partnership expended approximately $1,644,000 for the purchase of working interests in twenty developmental prospects, and expended approximately $1,237,000 for the purchase of working interests in fourteen exploratory prospects.  The Partnership purchased working interests in twenty prospects in Texas, ten in Louisiana, one in Oklahoma, and one in New Mexico, all of which are located onshore, and two prospects located offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership participated in drilling thirty-five developmental and sixteen exploratory wells on these prospects between 2005 and 2009. Forty-nine of these wells were drilled during the Partnership’s drilling phase of operations, and two additional wells were drilled subsequent to the completion of the Partnership’s drilling phase of operations.  Four wells were drilled during 2005, twenty-seven were drilled during 2006, fourteen were drilled during 2007, five were drilled during 2008, and one was drilled during 2009. The Partnership participated in drilling twenty-three successful developmental wells and twelve unsuccessful development wells. The Partnership participated in drilling eight successful exploratory and eight unsuccessful exploratory wells.

Eight of the successful wells were plugged and abandoned and two were sold between 2006 and 2010. As of December 31, 2012, the Partnership had sixteen producing wells, one active salt water disposal well, three shut-in wells, and one shut-in well awaiting plugging and abandonment.

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

The Partnership did not borrow additional funds in accordance with limitations set forth in the Partnership Agreement during the drilling phase of operations. The Partnership expended $33,101,838 on the drilling of 49 wells and $138,317 on general and administrative expenses during its initial drilling phase of operations. The Partnership also expended $306,940 on the drilling of a successful exploratory well in September 2008 and an unsuccessful exploratory well in March 2009, subsequent to the completion of the Partnership’s drilling phase. Expenditures in excess of available capital contributions were deducted from Partnership distributions.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the net cash flow from crude oil and natural gas sales revenues from successful wells, less operating and general and administrative costs.

The Partnership had working capital of $86,540 at December 31, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. No funds are currently projected to be available for distribution as a result of these continuing expenses.

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

During the year ended December 31, 2012, the Partnership incurred a net loss of $160,793 compared to net income of $1,918,850 for the year ended December 31, 2011. The decrease in net income between these comparative periods is the result of declines in production volumes from the Partnership’s two most significant remaining wells and in oil and gas sales prices, property impairment cost, and increased legal fees reimbursed to RELP related to the TEPCO Litigation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. The Partnership share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L. RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas well (“HBR A”), totaled 27,055 barrels of crude oil and 165,271 Mcf of natural gas, or 92.9% and 69.8% of Partnership production volumes, during the year ended December 31, 2011. During the year ended December 31, 2012, the Partnership share of production volumes from these two wells totaled 10,617 barrels of crude oil and 79,176 Mcf of natural gas, or 87.7% and 60.9% of Partnership production volumes, a volume drop of approximately 56.4% on an equivalent barrel of oil (“EBO”) basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  The current remaining economic reserve lives of the Gumbo II well and the HBR A well are estimated to be approximately 11 and 23 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 6.4%, to an average price of $84.19 per Bbl for the year ended December 31, 2012, compared to an average price of $89.97 for the year ended December 31, 2011, and the sales price for natural gas decreased by 29.6% to an average price of $3.54 per Mcf for the year ended December 31, 2012, compared to an average price of $5.03 per Mcf for the year ended December 31, 2011.

The combination of declining production volumes and sales prices caused revenues to decrease by $2,329,038, or 61.1%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs decreased from $418,583 during the year ended December 31, 2011 to $337,472 during the year ended December 31, 2012, primarily due to decreases in ad valorem taxes, marketing and gathering expenses, and workover expenses. Higher water disposal charges associated with the Gumbo II well have been offset by decreasing gas marketing and gathering expenses.  Production taxes decreased from $306,301 during the year ended December 31, 2011 to $100,501 during the year ended December 31, 2012 due primarily to the decline in sales revenues.

The Partnership incurred $367,822 of depletion, depreciation, and amortization expense and $241,766 of property impairment expense during the year ended December 31, 2012, compared to $713,792 of depletion, depreciation, and amortization expense and no property impairment expense during the year ended December 31, 2011.  Declining production rates between the comparative periods led to a reduced depletion rate applied to the Partnership’s depletable property basis.  The impairment expense of $241,766 incurred during the year ended December 31, 2012 was the result of the reduction in the economic reserve life of the Gumbo II well, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs increased from $436,544 incurred during the year ended December 31, 2011 to $530,790 incurred during the year ended December 31, 2012. Legal fees reimbursed to RELP increased from $35,783 during the year ended December 31, 2011 to $311,824 during the year ended December 31, 2012, primarily due to expenses related to the TEPCO Litigation. The increase in legal fees was partially offset by a reduction in the administrative overhead charge to the Partnership. The administrative overhead charge to the Partnership decreased from $297,159 for the year ended December 31, 2011 to $115,297 for the year ended December 31, 2012.  The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

During the year ended December 31, 2011, the Partnership earned net income totaling $1,918,850 compared to net income of $1,189,123 incurred during the year ended December 31, 2010. The primary cause of this increase in net income is lower depletion, depreciation and amortization expenses as discussed below.

Partnership oil and gas sales volumes are declining due to natural production declines from existing wells, combined with the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. Sales volumes declined by approximately 32.2% during the year ended December 31, 2011 compared to the year ended December 31, 2010. The HBR A well experienced a 78.9% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 152,958 Mcf during the year ended December 31, 2010 to approximately 32,243 Mcf during the year ended December 31, 2011. The Partnership’s share of sales volumes from the two most productive wells in which the Partnership has an interest, the Gumbo II and the HBR A, totaled 27,055 barrels of crude oil and 165,271 Mcf of natural gas, or 92.9% of the Partnership’s sales volume of crude oil and 69.8% of the Partnership’s sales volume of natural gas for the year ended December 31, 2011, respectively. During the year ended December 31, 2010, the Partnership’s share of sales volumes from these two wells totaled 32,183 barrels of crude oil and 301,706 Mcf of natural gas, or 93.1% and 75.5% of the Partnership’s total sales volumes, respectively.  Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  At December 31, 2011, the estimated reserve lives of the Gumbo II and HBR A wells were estimated to be approximately 5.83 and 1.14 years, respectively, using then current prices and costs.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2012 and 2011, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2012.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Assuming the production levels we attained during the year ended December 31, 2012, a 10% change in the price received for our crude oil would have had an approximate $101,931 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $45,476 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	56	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	61	Chief Financial Officer and General Counsel of RELP
David M. Tierney	60	Chief Financial Reporting Officer and Treasurer of RELP

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

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $5,369,615. The Partnership recorded $5,319,615 of this amount as offering costs, and $50,000 as organization costs. Of the amount recorded as offering costs, $4,564,826 has been paid to Reef to cover actual sales commissions and organization and offering costs, and $804,789 has been paid to Reef from net cash flows of the Partnership.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2012, 2011, and 2010, the Partnership reimbursed Reef $0, $0, and $8,795, respectively, for technical services costs which have been capitalized as project costs, and $140,027, $315,893, and $414,611, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the twelve prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2012, 2011, and 2010, the Partnership paid operator fees totaling $21,431, $20,609, and $18,350 to RELP. As of December 31, 2012, RELP serves as operator for four Partnership prospects containing seven productive wells, three shut-in wells, and one salt water disposal well.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2012 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2012	2011
Audit fees	$49,246	$50,617
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 28, 2013	REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)	March 28, 2013
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 28, 2013
Daniel C. Sibley

EXHIBIT INDEX

3.1(a)(i)	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-53539, as filed with the SEC on March 30, 2007).

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

* Filed herewith

Reef Global Energy VI, L.P.

Financial Statements

Years Ended December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VI, L.P.

Richardson, Texas

We have audited the accompanying balance sheets of Reef Global Energy VI, L.P. as of December 31, 2012 and 2011, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VI, L.P. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has two significant producing properties that are expected to account for a majority of future revenues.  These two properties have limited estimated economic reserve lives as of December 31, 2012. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2012 and by actual production volumes from the Partnership’s most significant wells.  Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These and other factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas
March 28, 2013

Reef Global Energy VI, L.P.

Balance Sheets

December 31,	2012	2011

Assets

Current assets:
Cash and cash equivalents	$148,550	$215,623
Accounts receivable	1,374	—
Accounts receivable from affiliates	133,892	445,003
Total current assets	283,816	660,626

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $33,040,929 and $32,337,616	560,610	1,252,291
Net oil and gas properties	560,610	1,252,291

Total assets	$844,426	$1,912,917

Liabilities and partnership equity

Current liabilities:
Accounts payable	$39,990	$61,136
Accounts payable to affiliates	—	25,000
Current portion of asset retirement obligation	157,286	—
Total current liabilities	197,276	86,136

Long-term liabilities:
Asset retirement obligation	207,578	394,823
Total long-term liabilities	207,578	394,823

Commitments and contingencies (Note 5)

Partnership equity
Limited partners	341,773	1,254,470
Managing general partner	97,799	177,488
Partnership equity	439,572	1,431,958

Total liabilities and partnership equity	$844,426	$1,912,917

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010

Revenues	$1,480,082	$3,809,120	$4,427,215

Costs and expenses:
Lease operating expenses	337,472	418,583	434,104
Production taxes	100,501	306,301	108,403
Depreciation, depletion and amortization	367,822	713,792	1,725,156
Property impairment	241,766	—	—
Accretion of asset retirement obligation	63,766	15,300	68,979
General and administrative	530,790	436,544	902,057
Total costs and expenses	1,642,117	1,890,520	3,238,699

Income (loss) from operations	(162,035)	1,918,600	1,188,516

Other income:
Interest income	12	250	607
Miscellaneous income	1,230	—	—
Total other income	1,242	250	607

Net income (loss)	$(160,793)	$1,918,850	$1,189,123

Net income (loss) per limited partner unit	$(134.59)	$1,807.14	$591.02
Net income per managing general partner unit	$423.64	$4,805.84	$4,549.20

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2009	—	$—	1,431.897	$3,671,070	75.363	$353,151	1,507.260	$4,024,221
Partner distributions	—	—	—	(2,635,960)	—	(481,675)	—	(3,117,635)
Net income	—	—	—	846,282	—	342,841	—	1,189,123
Balance at December 31, 2010	—	$—	1,431.897	$1,881,392	75.363	$214,317	1,507.260	$2,095,709

Distribution amount per partnership unit		$—		$1,840.89		$6,391.40

Balance at December 31, 2010	—	—	1,431.897	1,881,392	75.363	214,317	1,507.260	2,095,709
Partner distributions	—	—	—	(2,183,589)	—	(399,012)	—	(2,582,601)
Net income	—	—	—	1,556,667	—	362,183	—	1,918,850
Balance at December 31, 2011	—	$—	1,431.897	$1,254,470	75.363	$177,488	1,507.260	$1,431,958

Distribution amount per partnership unit		$—		$1,524.96		$5,294.53

Balance at December 31, 2011	—	—	1,431.897	1,254,470	75.363	177,488	1,507.260	1,431,958
Partner distributions	—	—	—	(719,977)	—	(111,616)	—	(831,593)
Net income (loss)	—	—	—	(192,720)	—	31,927	—	(160,793)
Balance at December 31, 2012	—	$—	1,431.897	$341,773	75.363	$97,799	1,507.260	$439,572

Distribution amount per partnership unit		$—		$502.81		$1,481.05

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$(160,793)	$1,918,850	$1,189,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	—	(2,515)	(37,152)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	367,822	713,792	1,725,156
Property impairment	241,766	—	—
Accretion of asset retirement obligation	63,766	15,300	68,979
Changes in operating assets and liabilities:
Accounts receivable	(1,374)	2,895	19,785
Accounts receivable from affiliates	311,111	186,003	100,384
Accounts payable	(21,146)	42,764	(84,659)
Accounts payable to affiliates	(25,000)	(246,514)	271,514
Net cash provided by operating activities	776,152	2,630,575	3,253,130

Investing Activities
Proceeds from sale of property	—	—	96,206
Property acquisition and development	(11,632)	(15,270)	(214,497)
Net cash used in investing activities	(11,632)	(15,270)	(118,291)

Financing Activities
Partner distributions	(831,593)	(2,582,601)	(3,117,635)
Net cash used in financing activities	(831,593)	(2,582,601)	(3,117,635)

Net increase (decrease) in cash and cash equivalents	(67,073)	32,704	17,204
Cash and cash equivalents at beginning of period	215,623	182,919	165,715
Cash and cash equivalents at end of period	$148,550	$215,623	$182,919

Non-cash investing transactions
Property additions and asset retirement obligation	$—	$—	$5,478
Adjustment to asset retirement obligation	$93,725	$25,610	$—

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

Upon completion of the Partnership’s drilling program in 2008, all general partner units held by investors other than the managing general partner were converted into limited partner units. The Partnership currently has 1,431.897 units of limited partner interest and 75.363 units of general partner interest outstanding.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2012, 2011, or 2010.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners.  Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Quarterly cash distributions to partners, if any, are based upon the number and type of partnership units held at the close of the prior quarter. Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

partners.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Partnership has two significant producing properties that currently account for approximately 73.7% of Partnership revenues. The production from each of these properties has declined significantly during the current fiscal year. These two properties have estimated remaining economic reserve lives of 11 and 23 months, respectively, utilizing current prices, costs, and projected production volumes at December 31, 2012. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.   These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of the declining cash flows.

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

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the year ended December 31, 2012, the Partnership recognized property impairment expense of proved properties totaling $241,766.  During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2012, 2011, and 2010 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2012 and 2011.

	2012	2011
Beginning asset retirement obligation	$394,823	$429,827
Accretion expense	63,766	15,300
Retirement related to property abandonment and restoration	(93,725)	(50,304)
Ending asset retirement obligation	$364,864	$394,823

The portion of the Partnership’s asset retirement obligation associated with properties having estimated remaining economic lives of less than twelve months is classified as a current liability on the accompanying balance sheet.

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2012, 2011, and 2010.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2012, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $6.8 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2012 and 2011. The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2012 and 2011.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Partnership has no items of comprehensive income other than net income in any period presented. Therefore, net income as presented in the consolidated statements of operations equals comprehensive income.

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2012, 2011, and 2010 the Partnership incurred technical services and administrative costs totaling $140,027, $315,893, and $423,406, respectively. Of these amounts $0, $0, and $8,795 represent technical services costs capitalized as project costs, and $140,027, $315,893, and $414,611 represent administrative costs included as general and administrative expenses.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2012 and 2011, RELP owed the Partnership $133,892 and $445,003, respectively, for net revenues processed in excess of joint interest and technical and administrative charges. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2012, 2011 and 2010, the Partnership paid operating overhead fees totaling $21,431, $20,609, and $18,350 to RELP.

The Partnership reimbursed to Reef legal fees totaling $25,000 and $212,847, respectively, during the years ended December 31, 2012 and 2011 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including the Partnership, and his claim involved his participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  At December 31, 2011, the Partnership owed Reef a balance of $25,000 for its share of the legal fees associated with this lawsuit.  This balance has been paid to Reef during the first quarter of 2012.

The Partnership reimbursed to Reef legal fees totaling $73,435 and $25,931, respectively, during the years ended December 31, 2012 and 2011 pertaining to the ongoing “Stevenson” litigation matter described in Note 5 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2012, two operators and one marketer accounted for 63.3%, 12.0%, and 23.4% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2011, one operator and one marketer accounted for 75.0% and 15.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, one operator and one marketer accounted for 57.6% and 33.3% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of December 31, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of December 31, 2012 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $227,311 and $0, respectively, during the years ended December 31, 2012 and 2011.

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

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $5,369,615, leaving net capital contributions of $32,345,644 available for Partnership oil & gas activities. Of the $5,369,615 management fee, offering costs were $5,319,615 and organization costs were $50,000. The Partnership participated in the drilling of fifty-one wells and completed drilling operations with the capital raised by the Partnership in 2009.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7.  Subsequent Events

During March 2013, the Partnership entered into an agreement to sell its interests in the Sand Dunes properties in Eddy County, New Mexico to a third party for approximately $8,000.  The Sand Dunes properties include eight wells, of which four were producing, three were shut-in, and one had been converted into a salt water disposal well as of December 31, 2012.  The Sand Dunes properties accounted for approximately 1.0% of the Partnership’s total sales revenues during the year ended December 31, 2012.

8.  Supplemental Information on Oil & Natural Gas Exploration and Production Activities

(unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

December 31,	2012	2011	2010

Oil and gas properties:
Proved properties	$33,601,539	$33,589,907	$33,596,816
	33,601,539	33,589,907	33,596,816
Less:
Accumulated depreciation, depletion and amortization	(10,557,490)	(10,095,942)	(9,356,540)
Property impairment	(22,483,439)	(22,241,674)	(22,241,674)
Total	$560,610	$1,252,291	$1,998,602

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Oil and gas properties:
Exploration	$11,632	$150	$1,394
Development	—	15,120	213,103
Total	$11,632	$15,270	$214,497

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Oil and gas producing activities:
Crude oil sales	$1,019,151	$2,619,211	$2,410,743
Natural gas sales	460,931	1,189,909	2,016,472
Production expenses	(437,973)	(724,884)	(542,507)
Accretion of asset retirement obligation	(63,766)	(15,300)	(68,979)
Depreciation, depletion and amortization	(367,822)	(713,792)	(1,725,156)
Property impairment expense	(241,766)	—	—
Results of producing activities	$368,755	$2,355,144	$2,090,573

Depletion rate per BOE	$10.89	$10.41	$17.05

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2012, 2011, and 2010.   A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Annual Report. Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2012, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2012, 2011, and 2010.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2009	55,630	748,590	180,395
Reserves sold	—	(62,099)	(10,350)
Revisions of previous estimates	27,814	505,438	112,053
Production	(34,584)	(399,549)	(101,175)
Reserves at December 31, 2010	48,860	792,380	180,923

Revisions of previous estimates	15,391	323,155	69,250
Production	(29,111)	(236,655)	(68,553)
Reserves at December 31, 2011	35,140	878,880	181,620

Revisions of previous estimates	(19,054)	(561,942)	(112,712)
Production	(12,106)	(130,048)	(33,780)
Reserves at December 31, 2012	3,980	186,890	35,128

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

For the years ended December 31, 2012, 2011, and 2010, calculations were made using average prices of $94.68, $95.84, and $79.79 per barrel of crude oil, respectively, and $2.76, $4.15, and $4.39 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

Reef Global Energy VI, L.P.

Notes to Financial Statements (continued)

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2012	2011	2010
Oil and gas properties owned by the Partnership:
Future cash inflows	$1,199,610	$8,912,250	$7,919,740
Future production costs	(539,020)	(2,922,130)	(2,274,580)
Future net cash flows	660,590	5,990,120	5,645,160
Effect of discounting net cash flows at 10%	(99,980)	(1,846,390)	(755,050)
Discounted future net cash flows	$560,610	$4,143,730	$4,890,110

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2012	2011	2010
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of period	$4,143,730	$4,890,110	$3,600,860
Extensions and discoveries	—	—	—
Net change in sales price, net of production costs	(1,417,643)	626,903	1,553,809
Revisions of quantity estimates	(1,798,760)	1,579,965	2,979,546
Net changes in estimated future development costs	—	—	—
Changes in production timing rates	197,253	(373,323)	346,489
Accretion of discount	414,373	489,011	360,086
Sales net of production costs	(978,343)	(3,068,936)	(3,815,729)
Sales of minerals in place	—	—	(134,951)
Net increase (decrease)	(3,583,120)	(746,380)	1,289,250
Standardized measure at end of year	$560,610	$4,143,730	$4,890,110