Form 10-Q
period 2013-03-31
Reef Global Energy VI, L.P.
filed 2013-05-15
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 15, 2013, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$173,381	$148,550
Accounts receivable	1,374	1,374
Accounts receivable from affiliates	—	133,892
Total current assets	174,755	283,816

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $33,277,772 and $33,040,929	240,250	560,610
Net oil and gas properties	240,250	560,610

Total assets	$415,005	$844,426

Liabilities and partnership equity

Current liabilities:
Accounts payable	$40,287	$39,990
Accounts payable to affiliates	52,773	—
Current portion of asset retirement obligation	110,279	157,286
Total current liabilities	203,339	197,276

Long-term liabilities:
Asset retirement obligation	181,641	207,578
Total long-term liabilities	181,641	207,578

Partnership equity:
Limited partners	—	341,773
Managing general partner	30,025	97,799
Partnership equity	30,025	439,572

Total liabilities and partnership equity	$415,005	$844,426

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2013	2012

Oil, gas and NGL sales	$207,815	$589,265

Costs and expenses:
Lease operating expenses	108,420	104,291
Production taxes	15,347	28,643
Depreciation, depletion and amortization	119,571	85,407
Property impairment	195,806	—
Accretion of asset retirement obligation	3,141	40,539
General and administrative	256,372	112,624
Gain on sale of oil and gas properties	(81,295)	—
Total costs and expenses	617,362	371,504

Income (loss) from operations	(409,547)	217,761

Other income:
Interest income	—	11
Total other income	—	11

Net income (loss)	$(409,547)	$217,772

Net income (loss) per limited partner unit	$(238.69)	$123.10
Net income (loss) per managing general partner unit	$(899.30)	$550.70

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(409,547)	$217,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(730)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	119,571	85,407
Accretion of asset retirement obligation	3,141	40,539
Property impairment	195,806	—
Gain on sale of oil and gas properties	(81,295)	—
Changes in operating assets and liabilities:
Accounts receivable from affiliates	133,892	149,125
Accounts payable	297	2,353
Accounts payable to affiliates	52,773	(25,000)
Net cash provided by operating activities	13,908	470,196

Cash flows from investing activities
Proceeds from sale of oil and gas properties	8,633	—
Property acquisition and development	2,290	—
Net cash provided by investing activities	10,923	—

Cash flows from financing activities
Partner distributions	—	(437,832)
Net cash used in financing activities	—	(437,832)

Net increase in cash and cash equivalents	24,831	32,364
Cash and cash equivalents at beginning of period	148,550	215,623
Cash and cash equivalents at end of period	$173,381	$247,987

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm’s opinion included in our Annual Report includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

The Partnership has two significant producing properties that currently account for approximately 82.3% of Partnership revenues. The production from each of these properties has declined significantly during the last fiscal year and has continued to decline in the current fiscal year. These two properties have estimated remaining economic reserve lives of 8 and 20 months, respectively, utilizing current prices, costs, and projected production volumes at March 31, 2013. The Partnership has no plans to sell its interests in either of these two significant producing properties or to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to March 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to  settle all  remaining asset retirement obligations and general and administrative costs.   These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2013, the Partnership recognized a gain of $81,295 related to the Partnership’s sale of the Sand Dunes property, $75,355 of which was attributable to the resulting reduction of asset retirement obligation. During the three month periods ended March 31, 2013 and 2012, the Partnership recognized property impairment expense of proved properties of $195,806 and $0.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

As of March 31, 2013 and December 31, 2012, the Partnership recognized a portion of asset retirement obligation as a current liability due to the short-term nature of the estimated remaining economic reserve lives of certain properties.

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2013 and the year ended December 31, 2012.

	Three months ended March 31, 2013	Year Ended December 31, 2012
Beginning asset retirement obligation	$364,864	$394,823
Accretion expense	3,141	63,766
Retirement related to sale of proved properties	(75,355)	—
Retirement related to property abandonment and restoration	(730)	(93,725)
Ending asset retirement obligation	$291,920	$364,864

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2013 and 2012, the Partnership incurred administrative costs totaling $27,027 and $43,104, respectively. The Partnership incurred no technical services costs during the three month periods ended March 31, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2013, the Partnership owed RELP $52,773 for joint interest and general and administrative charges processed in excess of net revenues. At December 31, 2012, RELP owed the Partnership $133,892 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis.

The Partnership reimbursed to Reef legal fees totaling $0 and $25,000, respectively, during the three month periods ended March 31, 2013 and 2012 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including the Partnership, and his claim involved his participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  The Partnership completed payment of the total amount owed to Reef for its share of the legal fees associated with this lawsuit during the first quarter of 2012.

The Partnership reimbursed to Reef legal fees totaling $22,024 and $11,366, respectively, during the three month periods ended March 31, 2013 and 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless because, among other things, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of March 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of March 31, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $166,645 and $26,553, respectively, during the three month periods ended March 31, 2013 and 2012.

5.  Partnership Equity

Due to the net loss incurred during the three month period ended March 31, 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position on the condensed balance sheet.  All losses in excess of this limitation are allocated to the managing general partner.

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2013 and 2012 is detailed below:

For the three months ended March 31, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(67,774)	$(899.30)
Limited partner units	1,431.897	(341,773)	$(238.69)
Total	1,507.260	$(409,547)

For the three months ended March 31, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	75.363	$41,503	$550.70
Limited partner units	1,431.897	176,269	$123.10
Total	1,507.260	$217,772

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty-one developmental prospects. The Partnership participated in the drilling of sixteen successful developmental wells and eleven unsuccessful developmental wells on these prospects.  As of December 31, 2012, six of these successful wells had ceased production, and one had been sold. Eight successful wells on the Sand Dunes property were sold during the three months ended March 31, 2013 (as described below).

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects. The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, eight unsuccessful exploratory wells, and one unsuccessful developmental well on these prospects. As of December 31, 2012, four of the fifteen successful wells had ceased production. As of March 31, 2013, ten of the successful wells are currently productive and one well, the Robertson #1 well, is shut-in. During the first quarter of 2013, the Partnership expended approximately $34,000 in workover expenses in an attempt to restore production from the Robertson #1 well, which accounted for approximately 12.2% of the Partnership’s total oil and gas revenues during 2012. The initial workover procedures were not successful, and additional procedures are planned for the second quarter of 2013.

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

On March 12, 2013, the Partnership, along with Reef Oil & Gas Income and Development Fund II, L.P., Reef Global Energy VII, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P. (collectively, the “Sellers”), sold, transferred, assigned, and conveyed all of their rights, title and interest in the Sand Dunes property in Eddy County, New Mexico effective as of March 1, 2013 to Penroc Oil Corporation for an aggregate purchase price to the Sellers of $100,000.  The Partnership received approximately $8,600 of the purchase price, net of fees associated with the sale.  The Sand Dunes properties include eight wells, of which one had been converted into a salt water disposal well during 2010.  The Sand Dunes property accounted for approximately 1.0% of the Partnership’s total sales revenues during the year ended December 31, 2012.

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

The Partnership has negative working capital of $28,584 at March 31, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended March 31,
	2013	2012
Sales volumes:
Oil (Barrels)	1,985	4,855
Natural gas (Mcf)	15,272	44,419

Average sales prices received:
Oil (Barrels)	$78.83	$90.24
Natural gas (Mcf)	$3.36	$3.40

The estimated net proved crude oil and natural gas reserves as of March 31, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2013	2,570	83,720
March 31, 2012	31,590	814,650

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The Partnership had a net loss of $409,547 for the three month period ended March 31, 2013, compared to net income of $217,772 for the three month period ended March 31, 2012. The decrease in net income between these comparative periods is the result of declines in production volumes from the Partnership’s two most significant remaining wells and a decrease in oil and gas sales prices, property impairment cost, and increased legal fees related to the TEPCO Litigation.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $81,295 during the three month period ended March 31, 2013, $75,355 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells, as well as the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. The Partnership’s share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas well (“HBR A”), totaled 4,379 barrels of crude oil and 29,159 Mcf of natural gas, or 90.2% and 65.6% of Partnership crude oil and natural gas production volumes, during the three month period ended March 31, 2012. During the three month period ended March 31, 2013, the Partnership share of production volumes from these two wells totaled 1,527 barrels of crude oil and 14,009 Mcf of natural gas, or 76.9% and 91.7% of Partnership crude oil and natural gas production volumes, a volume drop of approximately 58.2% on an EBO basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  The current remaining economic reserve lives of the Gumbo II well and the HBR A well are estimated to be approximately 8 and 20 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 12.6%, to an average price of $78.83 per Bbl for the three month period ended March 31, 2013, compared to an average price of $90.24 for the three month period ended March 31, 2012, and the sales price for natural gas decreased by 1.2% to an average price of $3.36 per Mcf for the three month period ended March 31, 2013, compared to an average price of $3.40 per Mcf for the three month period ended March 31, 2012.

The combination of declining production volumes and sales prices caused total sales revenues to decrease by $381,450, or 64.7%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales may not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs increased from $104,291 during the three month period ended March 31, 2012 to $108,420 during the three month period ended March 31, 2013, due in part to workover and repair and maintenance expenses on four wells during the three month period ended March 31, 2013.  These increases were partially offset by decreased marketing and gathering expenses on the Gumbo II well. Production taxes decreased from $28,643 during the three months ended March 31, 2012 to $15,347 during the three month period ended March 31, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $119,571 of depletion, depreciation, and amortization expense and $195,806 of property impairment expense during the three month period ended March 31, 2013 compared to $85,407 of depletion, depreciation, and amortization expense and no property impairment expense during the three month period ended March 31, 2012.  Estimated net proved crude oil and natural gas reserves were revised downward due to a prolonged workover on the Robertson #1 well, which led to both a higher depletion rate and the recognition of property impairment expense during the three month period ended March 31, 2013.

General and administrative costs increased from $112,624 incurred during the three months ended March 31, 2012 to $256,372 incurred during the three months ended March 31, 2013. Legal fees, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, increased from $39,019 for the three month period ended March 31, 2012 to $188,669 during the three month period ended March 31, 2013, primarily due to expenses related to the TEPCO litigation. The increase in legal fees was partially offset by a reduction in the administrative overhead charge to the Partnership. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $39,445 for the three month period ended March 31, 2012 to $23,986 for the three month period ended March 31, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless because, among other things, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of March 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report, and has reimbursed $22,024 and $11,366, respectively, during the three month periods ended March 31, 2013 and 2012.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of March 31, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $166,645 and $26,553, respectively, during the three month periods ended March 31, 2013 and 2012.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	May 15, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	May 15, 2013	By:	/s/ Daniel C. Sibley
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