Form 10-Q
period 2013-06-30
Reef Global Energy VI, L.P.
filed 2013-08-12
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 12, 2013, the registrant had 75.363 units of general partner interest held by the managing general partner, and 1,431.897 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$172,279	$148,550
Accounts receivable	—	1,374
Accounts receivable from affiliates	—	133,892
Total current assets	172,279	283,816

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $33,394,445 and $33,040,929	123,590	560,610
Net oil and gas properties	123,590	560,610

Total assets	$295,869	$844,426

Liabilities and partnership equity

Current liabilities:
Accounts payable	$42,810	$39,990
Accounts payable to affiliates	45,290	—
Current portion of asset retirement obligation	155,936	157,286
Total current liabilities	244,036	197,276

Long-term liabilities:
Asset retirement obligation	138,342	207,578
Total long-term liabilities	138,342	207,578

Partnership equity (deficit):
Limited partners	—	341,773
Managing general partner	(86,509)	97,799
Partnership equity (deficit)	(86,509)	439,572

Total liabilities and partnership equity	$295,869	$844,426

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$165,518	$343,150	$373,333	$932,415

Costs and expenses:
Lease operating expenses	77,176	57,312	185,596	161,603
Production taxes	13,025	29,528	28,372	58,171
Depreciation, depletion and amortization	68,091	67,796	187,662	153,203
Property impairment	48,582	—	244,388	—
Accretion of asset retirement obligation	2,565	4,720	5,706	45,259
General and administrative	72,419	118,213	328,791	230,837
(Gain) loss on sale of oil and gas properties	194	—	(81,101)	—
Total costs and expenses	282,052	277,569	899,414	649,073

Income (loss) from operations	(116,534)	65,581	(526,081)	283,342

Other income:
Interest income	—	—	—	11
Miscellaneous income	—	1,230	—	1,230
Total other income	—	1,230	—	1,241

Net income (loss)	$(116,534)	$66,811	$(526,081)	$284,583

Net income (loss) per limited partner unit	$(11.78)	$35.10	$(250.47)	$158.20
Net income (loss) per managing general partner unit	$(1,322.52)	$219.72	$(2,221.82)	$770.42

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(526,081)	$284,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(937)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	187,662	153,203
Accretion of asset retirement obligation	5,706	45,259
Property impairment	244,388	—
Gain on sale of oil and gas properties	(81,101)	—
Changes in operating assets and liabilities:
Accounts receivable	1,374	—
Accounts receivable from affiliates	133,892	250,876
Accounts payable	2,820	(18,049)
Accounts payable to affiliates	45,290	(25,000)
Net cash provided by operating activities	13,013	690,872

Cash flows from investing activities
Proceeds from sale of oil and gas properties	8,439	—
Property acquisition and development	2,277	—
Net cash provided by investing activities	10,716	—

Cash flows from financing activities
Partner distributions	—	(722,431)
Net cash used in financing activities	—	(722,431)

Net increase (decrease) in cash and cash equivalents	23,729	(31,559)
Cash and cash equivalents at beginning of period	148,550	215,623
Cash and cash equivalents at end of period	$172,279	$184,064

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Partnership has two significant properties that accounted for approximately 83.8% of Partnership revenues during the six month period ended June 30, 2013. The production from each of these properties declined significantly during the prior fiscal year and has continued to decline in the current fiscal year. One of these properties was shut-in during the latter part of June and is awaiting a workover proposal from the operator. The second property has an estimated remaining economic reserve life of 18 months, utilizing current prices, costs, and projected production volumes at June 30, 2013. The Partnership has no plans to sell its interests in either of these two properties or to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and general and administrative costs.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2013, the Partnership recognized a loss of $194 and gain of $81,101, respectively, related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $75,355 was attributable to the resulting reduction of asset retirement obligation. During the three and six month periods ended June 30, 2013, the Partnership recognized property impairment expense of proved properties of $48,582 and $244,388, respectively. During the three and six month periods ended June 30, 2012, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

As of June 30, 2013 and December 31, 2012, the Partnership recognized a portion of asset retirement obligation as a current liability due to the short-term nature of the estimated remaining economic reserve lives of certain properties.

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2013 and the year ended December 31, 2012.

	Six months ended June 30, 2013	Year Ended December 31, 2012
Beginning asset retirement obligation	$364,864	$394,823
Accretion expense	5,706	63,766
Retirement related to sale of proved properties	(75,355)	—
Retirement related to property abandonment and restoration	(937)	(93,725)
Ending asset retirement obligation	$294,278	$364,864

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2013, the Partnership incurred administrative costs totaling $13,435 and $40,461, respectively. During the three and six month periods ended June 30, 2012, the Partnership incurred administrative costs totaling $32,794 and $75,899, respectively. The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2013, the Partnership owed RELP $45,290 for joint interest and general and administrative charges processed in excess of net revenues. At December 31, 2012, RELP owed the Partnership $133,892 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least an annual basis.

The Partnership reimbursed to Reef final legal fees totaling $25,000 during the three month period ended March 31, 2012 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including the Partnership, and his claim involved his participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.  The Partnership completed payment of the total amount owed to Reef for its share of the legal fees associated with this lawsuit during the first quarter of 2012.

The Partnership reimbursed to Reef legal fees totaling $45,043 and $67,068, respectively, during the three and six month periods ended June 30, 2013 and $18,928 and $30,295, respectively, during the three and six month periods ended June 30, 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of June 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered mediation between the parties, which is scheduled for August 20, 2013. No accrual has been recorded as of June 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred.  During the three month period ended June 30, 2013, the Partnership was credited $19,203 related to accrued expenses in anticipation of mediation activity that did not actually occur during the quarter.  The Partnership paid $147,443, net of the credit mentioned above, during the six month period ended June 30, 2013 and $47,373 and $73,926, respectively, during the three and six month periods ended June 30, 2012.

5.  Partnership Equity

Due to the net loss incurred during the three and six month periods ended June 30, 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position on the condensed balance sheet.  All losses in excess of this limitation are allocated to the managing general partner.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2013 is detailed below:

For the three months ended June 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(99,669)	$(1,322.52)
Limited partner units	1,431.897	(16,865)	$(11.78)
Total	1,507.260	$(116,534)

For the six months ended June 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(167,443)	$(2,221.82)
Limited partner units	1,431.897	(358,638)	$(250.47)
Total	1,507.260	$(526,081)

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty-one developmental prospects. The Partnership participated in the drilling of sixteen successful developmental wells and eleven unsuccessful developmental wells on these prospects.  As of December 31, 2012, six of these successful wells had ceased production, and one had been sold. Eight successful wells on the Sand Dunes property were sold effective March 1, 2013 (as described below).

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects. The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, eight unsuccessful exploratory wells, and one unsuccessful developmental well on these prospects. As of December 31, 2012, four of the fifteen successful wells had ceased production. As of June 30, 2013, nine of the successful wells are currently productive and two wells, the Robertson #1 and Gumbo II, are shut-in. During the first six months of 2013, the Partnership expended approximately $36,000 in workover expenses in an attempt to restore production from the Robertson #1 well, which accounted for approximately 12.2% of the Partnership’s total oil and gas revenues during 2012. The workover procedures were not successful, and the well is shut-in as of June 30, 2013. The Partnership expects that the well will be plugged and abandoned prior to the end of 2013. The Gumbo II well was shut-in during the latter part of June 2013 and is awaiting a workover proposal currently being prepared by the operator.

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

The Partnership has negative working capital of $71,757 at June 30, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended June 30,		For the six months Ended June 30,
	2013	2012	2013	2012
Sales volumes:
Oil (Barrels)	1,607	2,603	3,592	7,458
Natural gas (Mcf)	12,079	32,009	27,352	76,428

Average sales prices received:
Oil (Barrels)	$75.18	$87.56	$77.20	$89.30
Natural gas (Mcf)	$3.70	$3.60	$3.51	$3.49

The estimated net proved crude oil and natural gas reserves as of June 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2013	1,780	44,230
June 30, 2012	20,710	647,540

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The Partnership had a net loss of $116,534 for the three month period ended June 30, 2013, compared to net income of $66,811 for the three month period ended June 30, 2012. The decrease in net income between these comparative periods is primarily the result of declines in production volumes from the Partnership’s two most significant remaining wells and a decrease in oil sales prices, as well as increases in lease operating expenses and property impairment cost.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells, as well as the fact that the Partnership has not drilled any new productive wells since 2008. The Partnership has no plans to conduct additional drilling activity. The Partnership’s share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) well and the HBR A Big Gas (“HBR A”) well, totaled 2,072 barrels of crude oil and 18,294 Mcf of natural gas, or 79.6% and 57.2% of Partnership crude oil and natural gas production volumes, during the three month period ended June 30, 2012. During the three month period ended June 30, 2013, the Partnership share of production volumes from these two wells totaled 1,220 barrels of crude oil and 10,506 Mcf of natural gas, or 75.9% and 87.0% of Partnership crude oil and natural gas production volumes, a volume drop of approximately 42.0% on an EBO basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. At June 30, 2013, the Gumbo II well was shut-in awaiting a workover procedure. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters.

The sales price for crude oil decreased by 14.1%, to an average price of $75.18 per Bbl for the three month period ended June 30, 2013, compared to an average price of $87.56 for the three month period ended June 30, 2012, and the sales price for natural gas increased by 2.8% to an average price of $3.70 per Mcf for the three month period ended June 30, 2013, compared to an average price of $3.60 per Mcf for the three month period ended June 30, 2012.

The combination of declining production volumes and oil sales prices caused total sales revenues to decrease by $177,632, or 51.8%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales may not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs increased from $57,312 during the three month period ended June 30, 2012 to $77,176 during the three month period ended June 30, 2013. Increased ad valorem taxes and a backlog of marketing and gathering and saltwater disposal expenses on the Gumbo II well were only partially offset by lower expenses related to the sale of the Partnership’s interest in the Sand Dunes property.  Production taxes decreased from $29,528 during the three months ended June 30, 2012 to $13,025 during the three month period ended June 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $48,582 of property impairment expense during the three month period ended June 30, 2013 compared to no property impairment expense during the three month period ended June 30, 2012.  Estimated net proved crude oil and natural gas reserves were revised downward due to an unsuccessful workover on the Robertson #1 well, which led to both a higher depletion rate and the recognition of property impairment expense during the three month period ended June 30, 2013.

General and administrative costs decreased from $118,213 incurred during the three months ended June 30, 2012 to $72,419 incurred during the three months ended June 30, 2013. Legal fees, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, decreased from $69,337 for the three month period ended June 30, 2012 to $31,451 during the three month period ended June 30, 2013, primarily due to decreased expenses related to the TEPCO litigation. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $25,719 for the three month period ended June 30, 2012 to $9,813 for the three month period ended June 30, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The Partnership had a net loss of $526,081for the six month period ended June 30, 2013, compared to net income of $284,583 for the six month period ended June 30, 2012. The decrease in net income between these comparative periods is the result of declines in production volumes from the Partnership’s two most significant remaining wells and a decrease in oil sales prices, as well as increases in lease operating expenses, property impairment cost, and general and administrative expenses due to increased legal fees related to the TEPCO Litigation. These decreases in revenues and increases in expenses were partially offset by the gain on sale of the Sand Dunes property during the first quarter of 2013.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $81,101 during the six month period ended June 30, 2013, $75,355 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells, as well as the fact that the Partnership has not drilled any new productive wells since 2008. The Partnership has no plans to conduct additional drilling activity. The Partnership’s share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Gumbo II well and the HBR A well, totaled 6,451 barrels of crude oil and 47,453 Mcf of natural gas, or 86.5% and 62.1% of Partnership crude oil and natural gas production volumes, during the six month period ended June 30, 2012. During the six month period ended June30, 2013, the Partnership share of production volumes from these two wells totaled 2,746 barrels of crude oil and 24,515 Mcf of natural gas, or 76.5% and 89.6% of Partnership crude oil and natural gas production volumes, a volume drop of approximately 52.4% on an EBO basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. At June 30, 2013, the Gumbo II well was shut-in awaiting a workover procedure. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters.

The sales price for crude oil decreased by 13.5%, to an average price of $77.20 per Bbl for the six month period ended June 30, 2013, compared to an average price of $89.30 for the six month period ended June 30, 2012, and the sales price for natural gas increased by 0.6% to an average price of $3.51 per Mcf for the six month period ended June 30, 2013, compared to an average price of $3.49 per Mcf for the six month period ended June 30, 2012.

The combination of declining production volumes and oil sales prices caused total sales revenues to decrease by $559,082, or 60.0%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales may not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs increased from $161,603 during the six month period ended June 30, 2012 to $185,596 during the six month period ended June 30, 2013, due primarily to approximately $36,000 in workover costs incurred on the Robertson #1 well during the six month period ended June 30, 2013.  These increases were partially offset by decreased expenses on the Sand Dunes property which was sold during March 2013. Production taxes decreased from $58,171 during the six months ended June 30, 2012 to $28,372 during the six month period ended June 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $244,388 of property impairment expense during the six month period ended June 30, 2013 compared to no property impairment expense during the six month period ended June 30, 2012.  Estimated net proved crude oil and natural gas reserves were revised downward due to an unsuccessful workover on the Robertson #1 well, which led to both a higher depletion rate and the recognition of property impairment expense during the six month period ended June 30, 2013.

General and administrative costs increased from $230,837 incurred during the six months ended June 30, 2012 to $328,791 incurred during the six months ended June 30, 2013. Legal fees, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, increased from $108,356 for the six month period ended June 30, 2012 to $220,121 during the six month period ended June 30, 2013. The increase in legal fees was partially offset by a reduction in the administrative overhead charge to the Partnership. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $65,163 for the six month period ended June 30, 2012 to $33,799 for the six month period ended June, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of June 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report, and has reimbursed $45,043 and $67,068, respectively, during the three and six month periods ended June 30, 2013 and $18,928 and $30,295, respectively, during the three and six month periods ended June 30, 2012.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered mediation between the parties, which is scheduled for August 20, 2013. No accrual has been recorded as of June 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred.  During the three month period ended June 30, 2013, the Partnership was credited $19,203 related to accrued expenses in anticipation of mediation activity that did not actually occur during the quarter.  The Partnership has paid $147,443, net of the credit mentioned above, during the six month period ended June 30, 2013 and $47,373 and $73,926, respectively, during the three and six month periods ended June 30, 2012.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 12, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 12, 2013	By:	/s/ Daniel C. Sibley
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