Form 10-Q
period 2013-09-30
Reef Global Energy VI, L.P.
filed 2013-11-12
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, the registrant had 75.363 units of general partner interest and 2.893 units of limited partner interest held by the managing general partner, and 1,429.004 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$167,279	$148,550
Accounts receivable	—	1,374
Accounts receivable from affiliates	—	133,892
Total current assets	167,279	283,816

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $33,432,450 and $33,040,929	85,161	560,610
Net oil and gas properties	85,161	560,610

Total assets	$252,440	$844,426

Liabilities and partnership equity

Current liabilities:
Accounts payable	$117,409	$39,990
Accounts payable to affiliates	18,250	—
Current portion of asset retirement obligation	157,363	157,286
Total current liabilities	293,022	197,276

Long-term liabilities:
Asset retirement obligation	139,524	207,578
Total long-term liabilities	139,524	207,578

Partnership equity (deficit):
Limited partners	—	341,773
Managing general partner	(180,106)	97,799
Partnership equity (deficit)	(180,106)	439,572

Total liabilities and partnership equity	$252,440	$844,426

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$35,025	$257,505	$408,358	$1,189,920

Costs and expenses:
Lease operating expenses	61,595	108,195	247,191	269,798
Production taxes	(6,802)	21,239	21,570	79,410
Depreciation, depletion and amortization	24,608	61,330	212,270	214,533
Property impairment	13,397	—	257,785	—
Accretion of asset retirement obligation	2,609	4,803	8,315	50,062
General and administrative	133,206	144,995	461,997	375,832
(Gain) loss on sale of oil and gas properties	9	—	(81,092)	—
Total costs and expenses	228,622	340,562	1,128,036	989,635

Income (loss) from operations	(193,597)	(83,057)	(719,678)	200,285

Other income:
Interest income	—	—	—	11
Miscellaneous income	—	—	—	1,230
Total other income	—	—	—	1,241

Net income (loss)	$(193,597)	$(83,057)	$(719,678)	$201,526

Net income (loss) per limited partner unit	$—	$(52.98)	$(250.46)	$105.22
Net income (loss) per managing general partner unit	$(2,568.86)	$(95.41)	$(4,790.68)	$675.01

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(719,678)	$201,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(937)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	212,270	214,533
Accretion of asset retirement obligation	8,315	50,062
Property impairment	257,785	—
Gain on sale of oil and gas properties	(81,092)	—
Changes in operating assets and liabilities:
Accounts receivable	1,374	—
Accounts receivable from affiliates	133,892	345,062
Accounts payable	77,419	(14,667)
Accounts payable to affiliates	18,250	(24,143)
Net cash provided by (used in) operating activities	(92,402)	772,373

Cash flows from investing activities
Proceeds from sale of oil and gas properties	8,430	—
Property acquisition and development	2,701	—
Net cash provided by investing activities	11,131	—

Cash flows from financing activities
Partner contributions	100,000	—
Partner distributions	—	(831,593)
Net cash provided by (used in) financing activities	100,000	(831,593)

Net increase (decrease) in cash and cash equivalents	18,729	(59,220)
Cash and cash equivalents at beginning of period	148,550	215,623
Cash and cash equivalents at end of period	$167,279	$156,403

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Partnership has two significant properties that accounted for approximately 76.5% of Partnership revenues during the nine month period ended September 30, 2013. The production from each of these properties declined significantly during the prior fiscal year and has continued to decline in the current fiscal year. One of these properties was shut-in during the latter part of June and remains shut-in as of September 30, 2013. None of the properties in which the Partnership owns an interest have an estimated remaining economic reserve life longer than 16 months, utilizing current prices, costs, and projected production volumes at September 30, 2013. The Partnership currently has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to September 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to  settle all  remaining asset retirement obligations and general and administrative costs.   These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2013, the Partnership recognized a loss of $9 and a gain of $81,092, respectively, related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $75,355 was attributable to the resulting reduction of asset retirement obligation. During the three and nine month periods ended September 30, 2013, the Partnership recognized property impairment expense of proved properties of $13,397 and $257,785, respectively. During the three and nine month periods ended September 30, 2012, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the nine month period ended September 30, 2013 and the year ended December 31, 2012.

	Nine months ended September 30, 2013	Year Ended December 31, 2012
Beginning asset retirement obligation	$364,864	$394,823
Accretion expense	8,315	63,766
Retirement related to sale of proved properties	(75,355)	—
Retirement related to property abandonment and restoration	(937)	(93,725)
Ending asset retirement obligation	$296,887	$364,864

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2013, the Partnership incurred administrative costs totaling $9,144 and $49,605, respectively. During the three and nine month periods ended September 30, 2012, the Partnership incurred administrative costs totaling $37,953 and $113,852, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2013, the Partnership owed RELP $18,250 for joint interest and general and administrative charges processed in excess of net revenues. At December 31, 2012, RELP owed the Partnership $133,892 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least an annual basis.

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

The Partnership reimbursed to Reef legal fees totaling $17,428 and $84,495, respectively, during the three and nine month periods ended September 30, 2013 and $27,949 and $58,244, respectively, during the three and nine month periods ended September 30, 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have participated in significant discovery, and trial is scheduled for July 14, 2014.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  Immediately prior to an August 20, 2013 mediation, the Plaintiffs filed a Second Motion for Partial Summary Judgment (the “Second Motion”).  Plaintiff’s Second Motion contends that the court’s March 26, 2013 order on the original motions for summary judgment did not resolve a legal issue and that their interpretation of the parties’ agreement is correct such that Plaintiffs would be entitled to a substantial judgment (after the resolution of other issues).  No matters were resolved at the mediation.  Subsequent to the mediation, on November 1, 2013, Defendants filed a response to the Second Motion and asked the Court to deny the Second Motion.  A hearing on Plaintiff’s Second Motion is scheduled for November 8, 2013, but it is not known when the court will rule on the motion.  No accrual has been recorded as of September 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid and accrued legal fees of $87,978 and $235,421, respectively, during the three and nine month periods ended September 30, 2013 and $35,217 and $109,143, respectively, during the three and nine month periods ended September 30, 2012.

5.  Partnership Equity

Due to the net loss incurred during the three and nine month periods ended September 30, 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position on the condensed balance sheet.  All losses in excess of this limitation are allocated to the managing general partner.

As the managing general partner, Reef contributed cash of $100,000 during September 2013 in order to allow the Partnership to make a partial settlement of its intercompany balance with RELP.  In addition, Reef purchased 2.893 units of limited partner interest from non-Reef investor partners (“investor partners”) under the Partnership’s unit repurchase program during the three month period ended September 30, 2013.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2013 is detailed below:

For the three months ended September 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(193,597)	$(2,568.86)
Limited partner units	1,431.897	—	$—
Total	1,507.260	$(193,597)

For the nine months ended September 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(361,040)	$(4,790.68)
Limited partner units	1,431.897	(358,638)	$(250.46)
Total	1,507.260	$(719,678)

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

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects. The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, eight unsuccessful exploratory wells, and one unsuccessful developmental well on these prospects. As of December 31, 2012, four of the fifteen successful wells had ceased production. As of September 30, 2013, nine of the successful wells are currently productive and two wells, the Robertson #1 and Gumbo II, are shut-in. During the first nine months of 2013, the Partnership expended approximately $37,000 in workover expenses in an attempt to restore production from the Robertson #1 well, which accounted for approximately 12.2% of the Partnership’s total oil and gas revenues during 2012. The workover procedures were not successful, and the well is shut-in as of September 30, 2013. The Partnership expects that the Robertson #1 well and another successful exploratory well on the same prospect, the Fuller #1 well, will be plugged and abandoned prior to the end of 2013. The Gumbo II well was shut-in during the latter part of June 2013, and, following an unsuccessful workover procedure performed during August 2013, remains shut-in as of September 30, 2013. A second unsuccessful workover procedure was performed during November 2013. The Partnership intends not to participate in any future proposals relating to the Gumbo II well.

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

The Partnership has negative working capital of $125,743 at September 30, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Sales volumes:
Oil (Barrels)	298	2,349	3,890	9,807
Natural gas (Mcf)	6,544	27,156	38,895	103,585

Average sales prices received:
Oil (Barrels)	$44.13	$74.00	$74.66	$85.64
Natural gas (Mcf)	$3.34	$3.08	$3.48	$3.38

The estimated net proved crude oil and natural gas reserves as of September 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2013	880	28,080
September 30, 2012	16,040	602,170

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The Partnership incurred a net loss of $193,597 for the three month period ended September 30, 2013, compared to a net loss of $83,057 for the three month period ended September 30, 2012. The decrease in net income between these comparative periods is primarily the result of declines in production volumes from Partnership wells, and high general and administrative expenses which include increased legal fees related to the TEPCO litigation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells and the fact that the Rob L RA SUA CL&F #1 (“Gumbo II”) well was shut-in during late June 2013. The Partnership’s sales volumes for the three month period ended September 30, 2013 fell by 79.8% on an EBO basis compared to sales volumes during the three month period ended September 30, 2012. The Gumbo II well accounted for 52.2% of the EBO sales volumes during the three month period ended September 30, 2012, but was shut-in during the entire third quarter of 2013. A second unsuccessful workover attempt to restore production from the Gumbo II well was performed during November 2013. The Partnership does not expect to receive any additional production from the Gumbo II well. Production from other existing Partnership wells will continue to decline in future quarters.

The sales price for crude oil decreased by 40.4%, to an average price of $44.13 per Bbl for the three month period ended September 30, 2013, compared to an average price of $74.00 for the three month period ended September 30, 2012, and the sales price for natural gas increased by 8.4% to an average price of $3.34 per Mcf for the three month period ended September 30, 2013, compared to an average price of $3.08 per Mcf for the three month period ended September 30, 2012.  The decline in oil prices is due to a combination of the reversal of excess accrued oil volumes from the Gumbo II well, as well as prior period adjustments received from the operator of the KK Westervelt #2 well in Terrebonne, Louisiana.

The combination of declining production volumes and oil sales prices caused total sales revenues to decrease by $222,480, or 86.4%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, projections indicate that subsequent to September 30, 2013,  revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs decreased from $108,195 during the three month period ended September 30, 2012 to $61,595 during the three month period ended September 30, 2013. This decrease is a result of lower expenses on the Gumbo II well as it was shut-in during the third quarter of 2013, lower expenses due to the sale of the Partnership’s interest in the Sand Dunes property during the first quarter of 2013, and lower pump and electrical repairs on the Sugg Ranch wells during the comparative quarters.  Production taxes decreased from $21,239 during the three months ended September 30, 2012 to a credit of $6,802 during the three month period ended September 30, 2013, due partially to the decline in sales revenues and partially to prior period adjustments received from the operator of the KK Westervelt #2 well in Terrebonne, Louisiana.

The Partnership incurred $13,397 of property impairment expense during the three month period ended September 30, 2013 compared to no property impairment expense during the three month period ended September 30, 2012.  Estimated net proved crude oil and natural gas reserves were revised downward to exclude the Gumbo II well given the initial unsuccessful workover attempt. This led to the recognition of property impairment expense during the three month period ended September 30, 2013.

General and administrative costs decreased from $144,995 incurred during the three month period ended September 30, 2012 to $133,206 incurred during the three month period ended September 30, 2013, primarily due to decreased overhead fees paid to RELP which were partially offset by increased legal fees. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $28,569 for the three month period ended September 30, 2012 to $5,314 for the three month period ended September 30, 2013.  Legal fees, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, increased from $82,490 for the three month period ended September 30, 2012 to $108,448 during the three month period ended September 30, 2013, primarily due to increased expenses related to the TEPCO litigation.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The Partnership incurred a net loss of $719,678 for the nine month period ended September 30, 2013, compared to net income of $201,526 for the nine month period ended September 30, 2012. The decrease in net income between these comparative periods is the result of declines in production volumes from Partnership wells, as well as increases in property impairment cost and general and administrative expenses which include increased legal fees related to the TEPCO Litigation. These decreases in revenues and increases in expenses were partially offset by the gain on sale of the Sand Dunes property during the first quarter of 2013.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $81,092 during the nine month period ended September 30, 2013, $75,355 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells and the fact that the Gumbo II well was shut-in during late June 2013. Partnership sales volumes for the nine month period ended September 30, 2013 fell by 61.7% on an EBO basis from sales volumes during the nine month period ended September 30, 2012.The Gumbo II well, which had accounted for 60.5% of total sales volumes through June 30, 2013, was shut-in during late June 2013 and remained shut-in during the entire third quarter of 2013. A second unsuccessful workover attempt to restore production from the Gumbo II well was performed in November 2013. The Partnership does not expect to receive any additional production from the Gumbo II well. Production from other existing Partnership wells will continue to decline in future quarters.

The sales price for crude oil decreased by 12.8%, to an average price of $74.66 per Bbl for the nine month period ended September 30, 2013, compared to an average price of $85.64 for the nine month period ended September 30, 2012, and the sales price for natural gas increased by 3.0% to an average price of $3.48 per Mcf for the nine month period ended September 30, 2013, compared to an average price of $3.38 per Mcf for the nine month period ended September 30, 2012.

The combination of declining production volumes and oil sales prices caused total sales revenues to decrease by $781,562, or 65.7%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, projections indicate that subsequent to September 30, 2013 revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs decreased from $269,798 during the nine month period ended September 30, 2012 to $247,191 during the nine month period ended September 30, 2013, due primarily to decreased expenses on the Gumbo II well, which was shut-in during the third quarter of 2013, as well as decreased expenses on the Sand Dunes property, which was sold during March 2013. Production taxes decreased from $79,410 during the nine month period ended September 30, 2012 to $21,570 during the nine month period ended September 30, 2013, due partially to the decline in sales revenues and partially to prior period adjustments received from the operator of the KK Westervelt #2 well in Terrebonne, Louisiana.

The Partnership incurred $257,785 of property impairment expense during the nine month period ended September 30, 2013 compared to no property impairment expense during the nine month period ended September 30, 2012.  Estimated net proved crude oil and natural gas reserves were revised downward during the second quarter of 2013 due to an unsuccessful workover on the Robertson #1 well, and were further adjusted downward during the third quarter of 2013 to exclude the Gumbo II well given the initial unsuccessful workover attempt during August 2013.  This activity led to both a higher depletion rate and the recognition of property impairment expense during the nine month period ended September 30, 2013.

General and administrative costs increased from $375,832 incurred during the nine month period ended September 30, 2012 to $461,997 incurred during the nine month period ended September 30, 2013. Legal fees, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, increased from $190,846 for the nine month period ended September 30, 2012 to $328,569 during the nine month period ended September 30, 2013. The increase in legal fees was partially offset by a reduction in the administrative overhead charge to the Partnership. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $93,732 for the nine month period ended September 30, 2012 to $39,113 for the nine month period ended September 30, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have participated in significant discovery, and trial is scheduled for July 14, 2014.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report, and has reimbursed $17,428 and $84,495, respectively, during the three and nine month periods ended September 30, 2013 and $27,949 and $58,244, respectively, during the three and nine month periods ended September 30, 2012.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  Immediately prior to an August 20, 2013 mediation, the Plaintiffs filed a Second Motion for Partial Summary Judgment (the “Second Motion”).  Plaintiff’s Second Motion contends that the court’s March 26, 2013 order on the original motions for summary judgment did not resolve a legal issue and that their interpretation of the parties’ agreement is correct such that Plaintiffs would be entitled to a substantial judgment (after the resolution of other issues).  No matters were resolved at the mediation.  Subsequent to the mediation, on November 1, 2013, Defendants filed a response to the Second Motion and asked the Court to deny the Second Motion.  A hearing on Plaintiff’s Second Motion is scheduled for November 8, 2013, but it is not known when the court will rule on the motion.   No accrual has been recorded as of September 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid and accrued legal fees of $87,878 and $235,421, respectively, during the three and nine month periods ended September 30, 2013 and $35,217 and $109,143, respectively, during the three and nine month periods ended September 30, 2012.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	November 12, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 12, 2013	By:	/s/ Daniel C. Sibley
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