Form 10-K
period 2013-12-31
Reef Global Energy VI, L.P.
filed 2014-03-27
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

As of March 27, 2014, the registrant had 75.363 units of general partner interest 2.893 units of limited partner interest held by the managing general partner, and 1,429.004 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VI, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that fail to result in the discovery of commercial quantities of crude oil or natural gas are plugged and abandoned in accordance with applicable regulations. The Partnership retains ownership of successful wells until they are either sold or they cease operations and are plugged and abandoned. The Partnership participated in the drilling of twenty-three successful and twelve unsuccessful developmental wells, and eight successful and eight unsuccessful exploratory wells on the thirty-four Partnership prospects. Of these thirty-one successful wells, eight are productive, eight have been plugged and abandoned, ten have been sold, one well that was shut-in was transferred to a third party working interest owner in the well during the fourth quarter of 2013 in exchange for his assumption of the Partnership’s plugging obligation, three wells are shut-in awaiting plugging and abandonment, and one well was shut-in during June 2013 and, following two unsuccessful workover procedures performed during August and November 2013,  remains shut-in as of December 31, 2013. After careful evaluation, the Partnership intends not to participate in any future proposals relating to this well.

Operations on seven of the developmental and three of the exploratory prospects operated by RELP have ceased as a result of the sale or plugging and abandonment of the wells drilled on those prospects. RELP is the operator of one productive developmental well and one shut-in exploratory well as of December 31, 2013. The shut-in exploratory well was plugged and abandoned during the first quarter of 2014.  As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the prospect is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America. The Partnership also has a working interest in six successful developmental and one successful exploratory well located on one exploratory prospect operated by a third party.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in the drilling of twenty-three successful developmental wells and eight successful exploratory wells. Of these wells, seven developmental and one exploratory well are productive as of December 31, 2013. RELP is the operator of one of the productive developmental wells, and the remaining productive wells are operated by a third party.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2013, two operators and one marketer accounted for 42.2%, 28.3%, and 29.3% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2012, two operators and one marketer accounted for 63.3%, 12.0%, and 23.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2011, one operator and one marketer accounted for 75.0% and 15.9% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

The original business plan for the Partnership was to use its initial capital to purchase working interests in oil and gas prospects, participate in the drilling of oil and gas wells on those prospects, retain ownership of successful wells until they were either sold or ceased operations, and distribute net operating cash flows to the investor partners.  It was not expected that net operating cash flows would be reinvested in the business other than such funds as would be necessary to maintain operation of the original wells drilled by the Partnership.

The Partnership has had two significant producing properties. These two properties accounted for approximately 73.7% of total Partnership revenues during 2012, and 83.6% of total Partnership revenues during the six month period ended June 30, 2013. During the latter part of June one of these two wells ceased production, and two workover procedures performed on the well failed to restore production. As a result the well continues to be shut-in at December 31, 2013 and, after careful consideration, the Partnership has decided it will not participate in any future operations on this property. The Partnership is responsible for plugging and abandonment costs, unless the Partnership interest is assumed by third parties interested in attempting to return the well to productive status through additional drilling and workover procedures. The second significant property has an estimated remaining economic reserve life of 7 months, utilizing current prices, costs, and projected production volumes at December 31, 2013. This property accounted for 67.3% of total Partnership revenues during the last six months of 2013. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2013, and by actual production volumes. Current projections indicate that subsequent to December 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.  Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs. During 2013, Reef made a capital contribution totaling $100,000 to the Partnership. Our independent registered public accounting firm’s opinion on our 2013 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties.  Approximately 26.3% of the Partnership’s estimated proved reserves were crude oil reserves and 73.7% were natural gas reserves at December 31, 2013.  As a result, financial results are more sensitive to fluctuations in natural gas prices.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2013 are based upon the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month prices and costs in effect at December 31, 2013. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership has a significant producing property located in the coastal region of Texas in Galveston County. This area is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

The Partnership only has nominal funds available for Partnership purposes unless there are revenues from Partnership operations. Any future requirement for additional funding for development, operations, and asset retirement will have to come from the Partnership’s working capital or future net revenues. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.   Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs. During 2013, Reef made a capital contribution totaling $100,000 to the Partnership.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Drilling Activities and Productive Wells

The Partnership purchased working interests in prospects located onshore in Texas, Louisiana, Oklahoma, and New Mexico and offshore in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in drilling sixteen successful developmental wells on nine developmental prospects located in Acadia Parish, Louisiana, Pittsburg County, Oklahoma, Eddy County, New Mexico and Palo Pinto, Jackson, Harris, Galveston, and Lavaca (2 prospects) County, Texas. The Partnership participated in drilling eleven unsuccessful developmental wells on eleven developmental prospects located in West Baton Rouge, Acadia, Calcasieu, and Cameron Parish, Louisiana, and in Hardin, Upton, Ector, Jefferson, Lavaca, Reeves, and Dawson County, Texas. Five of the successful developmental wells were previously plugged and abandoned between 2007 and 2009, two of the successful wells were sold during 2010, and eight of the successful wells were sold during the first quarter of 2013. As of December 31, 2013, one successful developmental well was productive.

The Partnership purchased working interests in fourteen exploratory prospects, upon which a total of sixteen exploratory and eight developmental wells were drilled. The Partnership participated in drilling eight successful exploratory wells, one unsuccessful exploratory well, seven successful developmental wells, and one unsuccessful developmental well on seven exploratory prospects located in Terrebonne and St. Martin Parish, Louisiana, Sterling, Nueces (2 prospects) and Live Oak County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. The Partnership participated in drilling seven unsuccessful exploratory wells on seven exploratory prospects located in West Baton Rouge, Beauregard, and Cameron Parish, Louisiana, Brazoria, Lavaca, and San Patricio County, Texas, and offshore in U.S. Coastal waters in the Gulf of Mexico. Three of the successful exploratory wells were previously plugged and abandoned between 2006 and 2010. As of December 31, 2013, six successful development wells and one successful exploratory well were productive. Of the remaining successful exploratory wells, one was transferred to a third party working interest owner in the well during the fourth quarter of 2013 in exchange for his assumption of the Partnership’s plugging obligation, and three were shut-in awaiting plugging and abandonment. One developmental well, the Rob L. RA SUA CL&F #1 (“Gumbo II”) well was shut-in during the latter part of June 2013, and, following two unsuccessful workover procedures performed during August and November 2013, remains shut-in as of December 31, 2013.  After careful evaluation, the Partnership intends not to participate in any future proposals relating to the Gumbo II well

On March 12, 2013, the Partnership, along with Reef Oil & Gas income and Development Fund II, L.P., Reef Global Energy VII, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P. (collectively, the “Sellers”), sold, transferred, assigned, and conveyed all of their rights, title and interest in the Sand Dunes property in Eddy County, New Mexico effective as of March 1, 2013 to Penroc Oil Corporation for an aggregate purchase price to the Sellers of $100,000.  The Partnership received approximately $8,600 of the purchase price, net of fees associated with the sale.  The Sand Dunes property included eight wells, of which one had been converted into a salt water disposal well during 2010.  The Sand Dunes property accounted for approximately 1.0% of the Partnership’s total sales revenues during the year ended December 31, 2012. Prior to the sale, RELP had served as the operator of the eight successful developmental wells located on the Sand Dunes property.

During the fourth quarter of 2013, RELP, as operator, proposed the plugging and abandonment of a shut-in well in which the Partnership held a working interest. In accordance with the operating agreement, one of the other working interest owners elected to take over operations of the well. The Partnership assigned its working interest to the third party, and RELP resigned as operator and turned operations over to the third party. In connection with this transaction, the third party assumed the Partnership’s asset retirement obligation of $41,599. The Partnership recorded the disposition of the asset retirement obligation as a gain on sale due to its significance to the Partnership’s rate of depletion.

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

The estimated net proved crude oil and natural gas reserves at December 31, 2013, 2012, and 2011 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves, December 31, 2011	35,140	878,880
Net proved reserves, December 31, 2012	3,980	186,890
Net proved reserves, December 31, 2013	1,820	30,530

The standardized measure of discounted future net cash flows as of December 31, 2013, 2012, and 2011 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2011	$4,143,730
Standardized measure of discounted future net cash flows as of December 31, 2012	$560,610
Standardized measure of discounted future net cash flows as of December 31, 2013	$145,990

During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized property impairment expense of proved properties totaling $257,785, $241,766, and $0, respectively, as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2013, 2012, and 2011 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2013, 2012, and 2011. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over nineteen years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 3.                                                LEGAL PROCEEDINGS

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Securities, Inc., Paul Mauceli, and multiple other Reef-sponsored ventures and limited partnerships, among others (collectively, “Defendants”). On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen (“Phalen”) filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef programs that either of them purchased. Rather, they each purchased their interests through an unaffiliated broker/dealer. On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs. Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), fraud, control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiffs have represented they are dismissing their theft claims. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract. Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships. Plaintiffs seek approximately $2.5 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs. Defendants intend to vigorously defend the lawsuit and may seek damages from plaintiffs. Defendants filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims. Following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connection with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA. On December 18, 2012, the Court heard Defendants’ Joint Motion to Sever and Stay Claims of Plaintiff Jaimie Davis and to Sever Claims of Plaintiff Robert Phalen, and on that same date, the Court granted the Motion. Accordingly, Jaimie Davis’s claims have been severed and stayed, and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court. Additionally, Robert Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. As to the remaining Plaintiffs in the Stevenson matter, trial has been set for July 14, 2014. The Defendants intend to vigorously defend against these claims.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the Audited Financial Statements presented in this Annual Report. The Partnership has reimbursed $101,482, $73,435, and $25,931, respectively, during the years ended December 31, 2013, 2012 and 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The trial of the case concluded on March 11, 2014. It is expected that the judge will render his judgment in the near future, but due to other trial commitments, his judgment could be delayed for a few months.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable. A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid and accrued legal fees of $378,022, $227,311, and $0, respectively, during the years ended December 31, 2013, 2012 and 2011.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, the Partnership had one managing general partner, and 1,161 non-Reef investor partners (“investor partners”). Reef holds a total of 75.363 general partner units and 2.893 limited partner units and the investor partners hold 1,429.004 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is available for distribution to the partners in accordance with the Partnership Agreement. The Partnership began making cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs, in December 2005.  Prior to September 30, 2013, cash distributions were distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners. As a result of the repurchase of units during 2013 (described below), the managing general partner will receive 0.20% of the 84.55% distributed to investor partners. The last cash distribution to partners occurred in September 2012. Current projections indicate that no funds will be available for future cash distributions to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement, operating and general and administrative costs.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. As the managing general partner, Reef purchased 2.893 units of limited partner interest from investor partners under the Partnership’s unit repurchase program during 2013.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2013	2012	2011	2010	2009

Revenue	$487,867	$1,480,082	$3,809,120	$4,427,215	$4,719,395
Interest income	—	12	250	607	3,086
Miscellaneous income	—	1,230	—	—	—
Costs and expenses	(1,381,413)	(1,642,117)	(1,890,520)	(3,238,699)	(8,628,475)
Net income (loss)	(893,546)	(160,793)	1,918,850	1,189,123	(3,905,994)

Allocation of net income (loss):
Managing general partner units	(534,908)	31,927	362,183	342,841	54,109
Limited partner units	(358,638)	(192,720)	1,556,667	846,282	(3,960,103)
Net income (loss) per managing general partner unit	(7,097.75)	423.64	4,805.84	4,549.20	717.98
Net income (loss) per limited partner unit	(250.46)	(134.59)	1,807.14	591.02	(2,765.63)

Total assets	233,853	844,426	1,912,917	2,815,422	4,520,645
Distributions to managing general partner	—	111,616	399,012	481,675	475,948
Distributions to investor partners	—	719,977	2,183,589	2,635,960	2,604,624
Distributions per limited partner unit	—	491.04	1,524.96	1,840.89	1,819.00
Distributions per managing general partner unit	—	1,704.83	5,294.53	6,391.40	6,315.41

Operating Data
Annual sales volume:
Gas (MCF)	40,113	130,048	236,655	399,549	685,360
Oil (BBL)	4,686	12,106	29,111	34,584	37,439

Average sales price:
Gas (per MCF)	$3.52	$3.54	$5.03	$5.05	$4.00
Oil (per BBL)	$74.02	$84.19	$89.97	$69.71	$52.83

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization.  During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized property impairment expense of proved properties totaling $257,785, $241,766, and $0, respectively.  During the year ended December 31, 2013, the Partnership recognized gain of $132,803 related to property sales and dispositions.  Of the recognized gain, $127,066 was attributable to the resulting reduction of asset retirement obligation.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineering firm, FGA, at December 31, 2013, 2012, and 2011, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the years ended December 31, 2013 and 2012.

	2013	2012
Beginning asset retirement obligation	$364,864	$394,823
Accretion expense	18,632	63,766
Retirement related to sale and disposition of proved properties	(127,066)	—
Retirement related to property abandonment and restoration	(938)	(93,725)
Ending asset retirement obligation	$255,492	$364,864

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2013, 2012 and 2011, the Partnership had no material gas imbalance positions.

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

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of operating and general and administrative costs, are distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. Subsequent to the original drilling phase of operations, the Partnership drilled two additional exploratory wells on one of the Partnerships’ prospects located in Live Oak County, Texas. An exploratory well drilled during the third quarter of 2008 was successful and began production operations in November of 2008. A second exploratory well drilled during March 2009 was unsuccessful and was plugged and abandoned. The Partnership temporarily reduced distributions to investor partners and utilized the cash flow from existing wells to pay for the drilling of these two wells. The Partnership does not plan to drill any additional wells on any Partnership prospect, or to acquire additional prospects.

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

Of these thirty-one successful wells, as of December 31, 2013 eight are productive, eight have been plugged and abandoned, ten have been sold, one well that was shut-in was transferred to a third party working interest owner in the well during the fourth quarter of 2013 in exchange for his assumption of the Partnership’s plugging obligation, three wells are shut-in awaiting plugging and abandonment, and one well was shut-in during June 2013 and, following two unsuccessful workover procedures performed during August and November 2013,  remains shut-in as of December 31, 2013. After careful evaluation, the Partnership intends not to participate in any future proposals relating to this well.

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

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating and general and administrative costs. The last cash distribution to partners occurred in September 2012. Current projections indicate that no funds will be available for future cash distributions to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement, operating and general and administrative costs.

The Partnership had negative working capital of $279,823 at December 31, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that no funds will be available for future cash distributions to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement, operating and general and administrative costs.

Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash flows not be sufficient to settle Partnership obligations. During 2013, Reef made a $100,000 capital contribution to the Partnership, and during the first quarter of 2014, Reef made an additional capital contribution of $219,107 to the Partnership. Reef may be required to provide additional capital contributions.

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The Partnership incurred a net loss of $893,546 for the year ended December 31, 2013. The net loss for the year ended December 31, 2013 includes a gain of $132,803 on the sale and disposition of properties. Excluding this gain, the Partnership incurred a net loss of $1,026,349 for the year ended December 31, 2013 compared to a net loss of $160,793 for the year ended December 31, 2012. The decrease in oil and gas revenues, as well as increased legal fees,  were the most significant causes of the increased net loss for the year ended December 31, 2013.

Partnership crude oil and natural gas production volumes declined on a BOE basis by 66.3%, and sales revenues fell by 67.0% during the year ended December 31, 2013. A first quarter 2013 workover attempt on the Robertson #1 well, which accounted for 17.7% of total BOE sold during 2012, was unsuccessful in returning the well to a productive status, and the well will be plugged and abandoned during the first quarter of 2014. The Partnership’s most significant well, the Gumbo II well, ceased producing and was shut-in during June 2013. The Gumbo II well accounted for 54.5% of total BOE sold during 2012, and despite producing for less than half of 2013, accounted for 37.5% of total BOE sold during 2013. The Partnership paid its share of the expenses for two workover procedures during the second half of 2013 which attempted, unsuccessfully, to re-establish production from the Gumbo II well. After careful evaluation, the Partnership decided not to participate in any future procedures the well operator might propose for 2014. As a result, the Partnership will not own a share in any future production that could result from a successful attempt to restore production during 2014. The permanent loss of production from these two wells was the biggest factor in the declining sales revenues during 2013. The Partnership currently has eight remaining productive wells. Sales revenues from these eight wells totaled $79,509 during the fourth quarter of 2013. These eight wells will continue to experience natural production declines during 2014.

The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, projections indicate that subsequent to December 31, 2013 revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. The Partnership’s eight productive wells have remaining economic reserve lives ranging from 7 months to nine years.

Lease operating costs decreased from $337,472 during the year ended December 31, 2012 to $313,069 during the year ended December 31, 2013. The 2013 operating expenses include approximately $64,000 expended in workover costs for the attempts to restore production from the Robertson #1 well and the Gumbo II well. Production taxes declined at a rate slightly higher than the decline in sales revenues due to the fact that Louisiana, where the Partnership’s Gumbo II well is located, has a higher oil production tax rate than Texas, where the Partnership’s eight remaining productive wells are located.

Depreciation, depletion, and amortization decreased from $367,822 for the year ended December 31, 2012 to $229,561 for the year ended December 31, 2013. Property impairment charges of $241,766 incurred during 2012, and additional impairment charges of $195,806 incurred during the first quarter of 2013, which were related to the reduction of reserves on the Partnership’s Gumbo II and Robertson #1 wells, reduced the Partnership’s depletable basis for 2013.

General and administrative costs increased from $530,790 incurred during the year ended December 31, 2012 to $668,752 incurred during the year ended December 31, 2013. Legal fees, including fees related to the Stevenson and TEPCO litigation described in Note 5 of the Audited Financial Statements contained in this Annual Report, increased from $311,824 for the year ended December 31, 2012 to $489,728 during the year ended December 31, 2013. The increase in legal fees was partially offset by a reduction in the administrative overhead charge to the Partnership. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $115,297 for the year ended December 31, 2012 to $47,826 for the year ended December 31, 2013, as decreased levels of activity for this Partnership caused decreases in the overall allocation factors used in the allocation of RELP’s overhead.

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

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing wells combined with the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. The Partnership share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Gumbo II and the HBR A Big Gas well (“HBR A”), totaled 27,055 barrels of crude oil and 165,271 Mcf of natural gas, or 92.9% and 69.8% of Partnership production volumes, during the year ended December 31, 2011. During the year ended December 31, 2012, the Partnership share of production volumes from these two wells totaled 10,617 barrels of crude oil and 79,176 Mcf of natural gas, or 87.7% and 60.9% of Partnership production volumes, a volume drop of approximately 56.4% on an BOE basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased.  Production from existing Partnership wells will continue to decline in future quarters. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates.  The current remaining economic reserve lives of the Gumbo II well and the HBR A well are estimated to be approximately 11 and 23 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2013 and 2012, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2013.

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

Assuming the production levels we attained during the year ended December 31, 2013, a 10% change in the price received for our crude oil would have had an approximate $34,706 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $14,274 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	57	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	62	Chief Financial Officer and General Counsel of RELP
David M. Tierney	61	Chief Financial Reporting Officer and Treasurer of RELP

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

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, or the 1% interest Reef has as the result of its payment of 1% of all leasehold, drilling, and completion costs.  Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all leasehold, drilling, and completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units.  Reef initially purchased 5.00% of the outstanding Partnership units (75.363 units). During 2013, Reef purchased 2.893 units of limited partnership interest under the terms of the Partnership’s unit repurchase program. The 78.256 units owned by Reef are 5.19% of the total outstanding units, and represent 4.62% of the 89% interest in the Partnership held by the unit holders. Reef has a total interest in the Partnership of 15.62%.

Reef received a management fee equal to 15% of the Partnership subscriptions exclusive of the units initially purchased by Reef. From this amount Reef paid all of the Partnership’s organization and offering costs, including sales commissions. The management fee was payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee was paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef was $5,369,615. The Partnership recorded $5,319,615 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $4,564,826 has been paid to Reef to cover actual sales commissions and organization and offering costs, and $804,789 has been paid to Reef from net cash flows of the Partnership.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2013, 2012, and 2011, the Partnership reimbursed Reef $61,811, $140,027, and $315,893, respectively, for administrative costs included as general and administrative expenses. The Partnership incurred no technical services costs capitalized as project costs during the years ended December 31, 2013, 2012, and 2011.

Operator fees are payable to RELP for the wells on the twelve prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2013, 2012, and 2011, the Partnership paid operating overhead fees totaling $12,733, $21,431, and $20,609 to RELP. As of December 31, 2013, RELP serves as operator for two Partnership prospects containing one productive well and one shut-in well plugged and abandoned during the first quarter of 2014.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	78.256	5.19%	4.62%
Reef Oil & Gas Partners, L.P. (1)	—	—	11.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. In addition to this 11% interest not represented by Partnership units, Reef initially purchased 5% of the 1,507.260 Partnership units (75.363) and, during 2013 purchased 2.893 units (0.19%) of limited partner interest under the terms of the Partnership’s unit repurchase program. Therefore, Reef currently holds 5.19% of the 89% interest in the Partnership (4.62%) held by the unit holders.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2013	2012
Audit fees	$39,001	$49,741
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 27, 2014	REEF GLOBAL ENERGY VI, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP,	March 27, 2014
Michael J. Mauceli	LLC, the general partner of Reef Oil & Gas Partners,
L.P., the Managing General Partner of the Partnership
(Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of	March 27, 2014
Daniel C. Sibley	Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)(i)	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-53539, as filed with the SEC on March 30, 2007).

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

23.2*	Consent of Forrest A. Garb & Associates, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

Reef Global Energy VI, L.P.

Financial Statements

Years Ended December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VI, L.P.

Richardson, Texas

We have audited the accompanying balance sheets of Reef Global Energy VI, L.P. as of December 31, 2013 and 2012, and the related statements of operations, partnership equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VI, L.P. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has one significant producing property that has a limited estimated economic reserve life as of December 31, 2013. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2013 and by actual production volumes from the Partnership’s most significant well.  Current projections indicate that subsequent to December 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These and other factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas

March 27, 2014

Reef Global Energy VI, L.P.

Balance Sheets

December 31,	2013	2012

Assets

Current assets:
Cash and cash equivalents	$167,279	$148,550
Accounts receivable	—	1,374
Accounts receivable from affiliates	—	133,892
Total current assets	167,279	283,816

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $33,449,711 and $33,040,929	66,574	560,610
Net oil and gas properties	66,574	560,610

Total assets	$233,853	$844,426

Liabilities and partnership equity

Current liabilities:
Accounts payable	$113,228	$39,990
Accounts payable to affiliates	219,107	—
Current portion of asset retirement obligation	114,767	157,286
Total current liabilities	447,102	197,276

Long-term liabilities:
Asset retirement obligation	140,725	207,578
Total long-term liabilities	140,725	207,578

Commitments and contingencies (Note 5)

Partnership equity (deficit)
Limited partners	—	358,638
Managing general partner	(353,974)	80,934
Partnership equity (deficit)	(353,974)	439,572

Total liabilities and partnership equity (deficit)	$233,853	$844,426

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Operations

	For the Years Ended December 31,
	2013	2012	2011

Revenues	$487,867	$1,480,082	$3,809,120

Costs and expenses:
Lease operating expenses	313,069	337,472	418,583
Production taxes	26,417	100,501	306,301
Depreciation, depletion and amortization	229,561	367,822	713,792
Property impairment	257,785	241,766	—
Accretion of asset retirement obligation	18,632	63,766	15,300
General and administrative	668,752	530,790	436,544
Gain on sale of oil and gas properties	(132,803)	—	—
Total costs and expenses	1,381,413	1,642,117	1,890,520

Income (loss) from operations	(893,546)	(162,035)	1,918,600

Other income:
Interest income	—	12	250
Miscellaneous income	—	1,230	—
Total other income	—	1,242	250

Net income (loss)	$(893,546)	$(160,793)	$1,918,850

Net income (loss) per limited partner unit	$(250.47)	$(134.59)	$1,807.14
Net income (loss) per managing general partner unit	$(7,097.75)	$423.64	$4,805.84

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Partnership Equity (Deficit)

	Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2010	1,431.897	$1,881,392	75.363	$214,317	1,507.260	$2,095,709
Partner distributions	—	(2,183,589)	—	(399,012)	—	(2,582,601)
Net income	—	1,556,667	—	362,183	—	1,918,850
Balance at December 31, 2011	1,431.897	$1,254,470	75.363	$177,488	1,507.260	$1,431,958

Distribution amount per partnership unit		$1,524.96		$5,294.53

Balance at December 31, 2011	1,431.897	1,254,470	75.363	177,488	1,507.260	1,431,958
Partner distributions (Note 2)	—	(703,112)	—	(128,481)	—	(831,593)
Net income (loss)	—	(192,720)	—	31,927	—	(160,793)
Balance at December 31, 2012	1,431.897	$358,638	75.363	$80,934	1,507.260	$439,572

Distribution amount per partnership unit		$491.04		$1,704.83

Balance at December 31, 2012	1,431.897	358,638	75.363	80,934	1,507.260	439,572
Partner contributions	—	—	—	100,000	—	100,000
Partner distributions	—	—	—	—	—	—
Net income (loss)	—	(358,638)	—	(534,908)	—	(893,546)
Balance at December 31, 2013	1,431.897	$—	75.363	$(353,974)	1,507.260	$(353,974)

Distribution amount per partnership unit		$—		$—

See accompanying notes to financial statements.

Reef Global Energy VI, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$(893,546)	$(160,793)	$1,918,850
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	229,561	367,822	713,792
Property impairment	257,785	241,766	—
Accretion of asset retirement obligation	18,632	63,766	15,300
Gain on sale of oil and gas properties	(132,803)
Plugging and abandonment costs paid from ARO	(938)	—	(2,515)
Changes in operating assets and liabilities:
Accounts receivable	1,374	(1,374)	2,895
Accounts receivable from affiliates	133,892	311,111	186,003
Accounts payable	73,238	(21,146)	42,764
Accounts payable to affiliates	219,107	(25,000)	(246,514)
Net cash provided by (used in) operating activities	(93,698)	776,152	2,630,575

Investing Activities
Proceeds from sale of property	8,430	—	—
Property acquisition and development	3,997	(11,632)	(15,270)
Net cash provided by (used in) investing activities	12,427	(11,632)	(15,270)

Financing Activities
Partner contributions	100,000	—	—
Partner distributions	—	(831,593)	(2,582,601)
Net cash provided by (used in) financing activities	100,000	(831,593)	(2,582,601)

Net increase (decrease) in cash and cash equivalents	18,729	(67,073)	32,704
Cash and cash equivalents at beginning of period	148,550	215,623	182,919
Cash and cash equivalents at end of period	$167,279	$148,550	$215,623

Non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$127,066	$—	$—
Adjustment to asset retirement obligation	$—	$93,725	$25,610

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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased at inception 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef, also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner. The Partnership does not operate in any other industry segment.

Upon completion of the Partnership’s drilling program in 2008, all general partner units held by investors other than the managing general partner were converted into limited partner units.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 8, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. Reef purchased 2.893 units (0.19%) of limited partner interest from investor partners under the Partnership’s unit repurchase program during 2013. Reef did not repurchase any units in 2012 or 2011. As a result, effective July 1, 2013, Reef also holds 0.19% of the 89% interest in the Partnership (0.17%) represented by these units. At December 31, 2013, Reef has a total interest in the Partnership of 15.62%.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners.  Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Quarterly cash distributions to partners, if any, are based upon the number and type of partnership units held at the close of the prior quarter. Prior to September 30, 2013, cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs were distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

units) and 84.55% to investor partners. As a result of its repurchase of units during 2013, the managing general partner receives 0.17% of the 84.55% distributed to investor partners for all distributions, if any, paid subsequent to September 30, 2013.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Partnership has had two significant producing properties. These two properties accounted for approximately 73.7% of total Partnership revenues during 2012, and 83.8% of total Partnership revenues during the six month period ended June 30, 2013. During the latter part of June one of these two wells ceased production, and two workover procedures performed on the well failed to restore production. As a result the well continues to be shut-in at December 31, 2013 and, after careful consideration, the Partnership has decided it will not participate in any future operations on this property. The Partnership is responsible for plugging and abandonment costs, unless the Partnership interest is assumed by third parties interested in attempting to return the well to productive status through additional drilling and workover procedures. The second significant property has an estimated remaining economic reserve life of 7 months, utilizing current prices, costs, and projected production volumes at December 31, 2013. This property accounted for 67.3% of total Partnership revenues during the last six months of 2013. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2013, and by actual production volumes. Current projections indicate that subsequent to December 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of the declining cash flows.

Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs. During 2013, Reef made a capital contribution totaling $100,000 to the Partnership.  Reef will make additional capital contributions to cover Partnership obligations during 2014 if required.

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

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized property impairment expense of proved properties totaling $257,785, $241,766, and $0, respectively.  During the year ended December 31, 2013, the Partnership recognized gain of $132,803 related to property sales and dispositions.  Of the recognized gain, $127,066 was attributable to the resulting reduction of asset retirement obligation.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2013, 2012, and 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by an independent petroleum engineering firm.

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

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the years ended December 31, 2013 and 2012.

	2013	2012
Beginning asset retirement obligation	$364,864	$394,823
Accretion expense	18,632	63,766
Retirement related to sale of proved properties	(127,066)	—
Retirement related to property abandonment and restoration	(938)	(93,725)
Ending asset retirement obligation	$255,492	$364,864

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2013, 2012, and 2011.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2013, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $5.35 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2013 and 2012. The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

the years ended December 31, 2013 and 2012.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

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

Revisions to 2012 Financial Statements

During 2012, the Partnership incorrectly disclosed the allocation of total distributions paid. Distributions disclosed as paid to the managing general partner were understated by $16,865, while distributions disclosed as paid to the limited partners were overstated by the same amount. As a result of this error, the limited partner partnership equity was understated by $16,865 and the managing general partner partnership equity was overstated by $16,865 on the Partnership’s December 31, 2012 balance sheet. In addition, the distribution amount per partnership unit as shown on the Statement of Partnership Equity (Deficit) for December 31, 2012 was incorrect. The distribution amount per limited partner unit changed to $491.04, compared to the $502.81 previously reported. The distribution amount per managing general partner unit changed to $1,704.83, compared to the $1,481.05 previously reported. The changes to 2012 have been reflected on the Balance Sheet and Statement of Partnership Equity (Deficit) presented as a revision of the prior period amounts in this Annual Report on Form 10-K as the managing general partner does not believe these adjustments to be material to the financial statements taken as a whole.

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2013, 2012, and 2011 the Partnership incurred administrative costs totaling $61,811, $140,027, and $315,893, respectively. The Partnership incurred no technical services costs during the years ended December 31, 2013, 2012, and 2011.  Administrative costs are included as general and administrative expenses on the statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2013, the Partnership owed RELP $219,107 for joint interest and general and administrative charges processed in excess of net revenues. At December 31, 2012, RELP owed the Partnership $133,892 for net revenues processed in excess of joint interest and technical and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least an annual basis. The Partnership paid RELP the December 31, 2013 balance due of $219,107 during February 2014.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2013, 2012 and 2011, the Partnership paid operating overhead fees totaling $12,733, $21,431, and $20,609 to RELP.

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

The Partnership reimbursed to Reef final legal fees totaling $25,000 during the year ended December 31, 2012 pertaining to the settlement of a lawsuit brought against Reef by a partner in the Partnership.  Reef prevailed in the defense of this lawsuit and a judgment was entered that dismissed the plaintiff’s claims.  Although the Partnership was not formally named a defendant in the litigation, the partner who brought the lawsuit was a partner in several Reef affiliates, including the Partnership, and his claim involved his participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are to be reimbursed by the Partnership.

The Partnership reimbursed to Reef legal fees totaling $101,482 and $73,435, respectively, during the years ended December 31, 2013 and 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 5 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2013, two operators and one marketer accounted for 42.2%, 28.3%, and 29.3% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2012, two operators and one marketer accounted for 63.3%, 12.0%, and 23.4% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2011, one operator and one marketer accounted for 75.0% and 15.9% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Securities, Inc., Paul Mauceli, and multiple other Reef-sponsored ventures and limited partnerships, among others (collectively, “Defendants”). On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen (“Phalen”) filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef programs that either of them purchased. Rather, they each purchased their interests through an unaffiliated broker/dealer. On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs. Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), fraud, control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiffs have represented they are dismissing their theft claims. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract. Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships. Plaintiffs seek approximately $2.5 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs. Defendants intend to vigorously defend the lawsuit and may seek damages from plaintiffs. Defendants filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims. Following Defendants’ filing of their Motions for Summary Judgment, by

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connection with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA. On December 18, 2012, the Court heard Defendants’ Joint Motion to Sever and Stay Claims of Plaintiff Jaimie Davis and to Sever Claims of Plaintiff Robert Phalen, and on that same date, the Court granted the Motion. Accordingly, Jaimie Davis’s claims have been severed and stayed, and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court. Additionally, Robert Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. As to the remaining Plaintiffs in the Stevenson matter, trial has been set for July 14, 2014. The Defendants intend to vigorously defend against these claims.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The trial of the case concluded on March 11, 2014. It is expected that the judge will render his judgment in the near future, but due to other trial commitments, his judgment could be delayed for a few months.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid and accrued legal fees of $378,022, $227,311, and $0, respectively, during the years ended December 31, 2013, 2012 and 2011.

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

Due to the net loss incurred during the year ended December 31, 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position. All losses in excess of this limitation are allocated to the managing general partner.

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

As the managing general partner, Reef contributed cash of $100,000 during 2013 in order to allow the Partnership to make a partial settlement of its intercompany balance with RELP.  In addition, Reef purchased 2.893 units of limited partner interest from non-Reef investor partners (“investor partners”) under the Partnership’s unit repurchase program during 2013.

As the managing general partner, Reef purchased 2.893 units of limited partner interest from investor partners under the Partnership’s unit repurchase program during 2013.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7.  Subsequent events

In early November 2013, following a second unsuccessful workover attempt to restore production from a shut-in Partnership well, the Partnership, after careful evaluation, decided not to participate in any future procedures the well operator might propose during 2014. The operator subsequently proposed to deepen the well, and the Partnership non-consented their proposal. During January 2014, the operator found third parties to assume the interest previously owned by the Partnership, and moved a rig onto the well with the intent to deepen the well. As a result of these operations, the Partnership no longer owns an interest in the well, and has been relieved of its obligation to plug and abandon the well. The Partnership removed its asset retirement obligation totaling $37,996 during the first quarter of 2014.

During the first quarter of 2014 RELP, as operator, plugged and abandoned a shut-in exploratory well in which the Partnership had a working interest.

During February 2014, the managing general partner made an additional capital contribution of $219,107 to the Partnership, which the Partnership used to settle its December 31, 2013 account payable with RELP.

8.  Supplemental Information on Oil & Natural Gas Exploration and Production Activities

(unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2013	2012	2011

Oil and gas properties:
Proved properties	$33,516,315	$33,601,539	$33,589,907
	33,516,315	33,601,539	33,589,907
Less:
Accumulated depreciation, depletion and amortization	(10,708,516)	(10,557,490)	(10,095,942)
Property impairment	(22,741,225)	(22,483,439)	(22,241,674)
Total	$66,574	$560,610	$1,252,291

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Oil and gas properties:
Exploration	$—	$11,632	$150
Development	(3,997)	—	15,120
Total	$(3,997)	$11,632	$15,270

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Oil and gas producing activities:
Crude oil sales	$346,824	$1,019,151	$2,619,211
Natural gas sales	141,043	460,931	1,189,909
Production expenses	(339,486)	(437,973)	(724,884)
Accretion of asset retirement obligation	(18,632)	(63,766)	(15,300)
Depreciation, depletion and amortization	(229,561)	(367,822)	(713,792)
Property impairment expense	(257,785)	(241,766)	—
Results of producing activities	$(357,597)	$368,755	$2,355,144

Depletion rate per BOE	$20.19	$10.89	$10.41

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc., as of December 31, 2013, 2012, and 2011.   A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report. Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2013, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2013, 2012, and 2011.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2010	48,860	792,380	180,293
Revisions of previous estimates	15,391	323,155	69,250
Production	(29,111)	(236,655)	(68,553)
Reserves at December 31, 2011	35,140	878,880	181,620

Revisions of previous estimates	(19,054)	(561,942)	(112,712)
Production	(12,106)	(130,048)	(33,780)
Reserves at December 31, 2012	3,980	186,890	35,128

Reserves sold	(93)	(214)	(129)
Revisions of previous estimates	2,619	(116,033)	(16,720)
Production	(4,686)	(40,113)	(11,371)
Reserves at December 31, 2013	1,820	30,530	6,908

Reef Global Energy, VI, L.P.

Notes to Financial Statements (continued)

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

For the years ended December 31, 2013, 2012, and 2011, calculations were made using average prices of $96.90, $94.68, and $95.84 per barrel of crude oil, respectively, and $3.67, $2.76, and $4.15 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2013	2012	2011
Oil and gas properties owned by the Partnership:
Future cash inflows	$339,350	$1,199,610	$8,912,250
Future production costs	(170,180)	(539,020)	(2,922,130)
Future net cash flows	169,170	660,590	5,990,120
Effect of discounting net cash flows at 10%	(23,180)	(99,980)	(1,846,390)
Discounted future net cash flows	$145,990	$560,610	$4,143,730

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2013	2012	2011
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of period	$560,610	$4,143,730	$4,890,110
Extensions and discoveries		—	—
Net change in sales price, net of production costs	(70,551)	(1,417,643)	626,903
Revisions of quantity estimates	(353,327)	(1,798,760)	1,579,965
Net changes in estimated future development costs	—	—	—
Changes in production timing rates	83,996	197,253	(373,323)
Accretion of discount	56,061	414,373	489,011
Sales net of production costs	(129,749)	(978,343)	(3,068,936)
Sales of minerals in place	(1,050)	—	—
Net increase (decrease)	(414,620)	(3,583,120)	(746,380)
Standardized measure at end of year	$145,990	$560,610	$4,143,730