Form 10-Q
period 2014-03-31
Reef Global Energy VI, L.P.
filed 2014-05-13
CIK 1332474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 13, 2014, the registrant had 75.363 units of general partner interest, 2.893 units of limited partner interest held by the managing general partner, and 1,429.004 units of limited partner interest outstanding.

Reef Global Energy VI, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VI, L.P.

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$167,279	$167,279
Total current assets	167,279	167,279

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $33,465,567 and $33,449,741	50,727	66,574
Net oil and gas properties	50,727	66,574

Total assets	$218,006	$233,853

Liabilities and partnership deficit

Current liabilities:
Accounts payable	$75,800	$113,228
Accounts payable to affiliates	279,682	219,107
Current portion of asset retirement obligation	82,052	114,767
Total current liabilities	437,534	447,102

Long-term liabilities:
Asset retirement obligation	84,894	140,725
Total long-term liabilities	84,894	140,725

Partnership deficit:
Limited partners	—	—
Managing general partner	(304,422)	(353,974)
Partnership deficit	(304,422)	(353,974)

Total liabilities and partnership deficit	$218,006	$233,853

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2014	2013

Oil, gas and NGL sales	$86,962	$207,815

Costs and expenses:
Lease operating expenses	18,840	108,420
Production taxes	5,911	15,347
Depreciation, depletion and amortization	15,826	119,571
Property impairment	—	195,806
Accretion of asset retirement obligation	1,221	3,141
General and administrative	252,715	256,372
Gain on sale or disposition of oil and gas properties	(37,996)	(81,295)
Total costs and expenses	256,517	617,362

Loss from operations	(169,555)	(409,547)

Net loss	$(169,555)	$(409,547)

Net loss per limited partner unit	$—	$(238.69)
Net loss per managing general partner unit	$(2,249.84)	$(899.30)

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(169,555)	$(409,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(51,771)	(730)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	15,826	119,571
Accretion of asset retirement obligation	1,221	3,141
Property impairment	—	195,806
Gain on sale or disposition of oil and gas properties	(37,996)	(81,295)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	133,892
Accounts payable	(37,428)	297
Accounts payable to affiliates	60,575	52,773
Net cash provided by (used in) operating activities	(219,128)	13,908

Cash flows from investing activities
Proceeds from sale of oil and gas properties	—	8,633
Well equipment sales	21	2,290
Net cash provided by investing activities	21	10,923

Cash flows from financing activities
Partner contributions	219,107	—
Net cash provided by financing activities	219,107	—

Net increase in cash and cash equivalents	—	24,831
Cash and cash equivalents at beginning of period	167,279	148,550
Cash and cash equivalents at end of period	$167,279	$173,381

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VI, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VI, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2014. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Partnership has eight productive wells as of March 31, 2014. Production from producing properties declined during the prior fiscal year and has continued to decline in the current fiscal year. Utilizing current prices and costs, one of these wells has an estimated remaining economic reserve life of five months at March 31, and the Partnership expects to plug and abandon or otherwise dispose of this property during 2014. The Partnership is actively attempting to sell its working interest in the remaining seven wells. The Partnership has no plans to engage in commodity futures trading or hedging activities. Revenues generated from crude oil and natural gas sales are currently not sufficient to cover operating expenses and general and administrative costs, and are not expected to cover operating expenses and general and administrative costs subsequent to March 31, 2014. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales and property sales not be sufficient to settle all remaining asset retirement obligations and general and administrative costs. The Partnership currently expects to plug and abandon or to sell or otherwise dispose of all of its properties during 2014 and cease business operations.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2014, the Partnership transferred its working interest and associated asset retirement obligation in a shut-in well to other working interest owners interested in attempting to deepen the well.  The Partnership recorded the disposition of its asset retirement obligation totaling $37,996 as a gain on disposition of oil and gas properties due to its significance to the Partnership’s rate of depletion. During the three month period ended March 31, 2013, the Partnership recognized a gain of $81,295 related to the Partnership’s sale of an oil and gas property, $75,355 of which was attributable to the reduction of the Partnership’s asset retirement obligation. During the three month periods ended March 31, 2014 and 2013, the Partnership recognized property impairment expense of proved properties of $0 and $195,806, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the three month period ended March 31, 2014 and the year ended December 31, 2013.

	Three months ended March 31, 2014	Year Ended December 31, 2013
Beginning asset retirement obligation	$255,492	$364,864
Accretion expense	1,221	18,632
Retirement related to sale or disposition of proved properties	(37,996)	(127,066)
Retirement related to property abandonment and restoration	(51,771)	(938)
Ending asset retirement obligation	$166,946	$255,492

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2014 and 2013, the Partnership incurred administrative costs totaling $13,928 and $27,027, respectively. The Partnership incurred no technical services costs during the three month periods ended March 31, 2014 and 2013. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2014 and 2013, the Partnership owed RELP $279,682 and $52,773 for joint interest and general and administrative charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

The Partnership settles its balances with Reef and RELP on at least an annual basis. During the first quarter of 2014, Reef made a capital contribution of $219,107 to the Partnership, which was utilized to pay the December 31, 2013 accounts payable balance due to RELP.

Reef charged the Partnership legal fees totaling $29,008 and $22,024, respectively, during the three month periods ended March 31, 2014 and 2013 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved. The $29,008 charged during the first quarter of 2014 is included in accounts payable to affiliates at March 31, 2014.

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

No accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On April 11, 2014, judgment was rendered in favor of the Reef Defendants and other defendants in regard to all claims made by the plaintiffs in the case of TEPCO, LLC et al. v. Reef Exploration, L.P. et al. by the 127th Judicial District Court of Harris County, Texas. Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants.” The Court also found that the Reef Defendants were entitled to recover attorneys’ fees from the Plaintiffs. This lawsuit, which is styled as TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, was brought on December 22, 2011. After extensive summary judgment briefing in which the Reef Defendants prevailed on their motion in March 2013, the court tried the remaining issues on January 21, 22 and March 11, 2014. In their petition, Plaintiffs asserted claims for alleged breaches of contract in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas. Plaintiffs sought compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. The Partnership owns an interest in the well in question, and if the Plaintiffs had been successful, the Partnership could have been required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive. The Reef Defendants have requested the Court to modify certain language in the judgment, after the resolution of which the Plaintiffs’ thirty day period to file a notice of appeal will commence. The Reef Defendants expect the Plaintiffs to appeal the court’s decision.  A reasonable estimate of a possible range of loss or recovery of attorneys’ fees cannot be made. No loss accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable. Also, no accrual for a recovery of attorneys’ fees has been recorded as of March 31, 2014 because, as noted above, it is expected that the Plaintiffs will appeal the judgment, and it is uncertain when, and how much (if any) attorneys’ fees will be recoverable from the Plaintiffs.

The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid and accrued legal fees of $182,779 and $166,645, respectively, during the three month periods ended March 31, 2014 and 2013.

5.  Partnership Equity

As a result of losses incurred during 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position on the condensed balance sheet.  All losses in excess of this limitation are allocated to the managing general partner.

As the managing general partner, Reef made additional cash contributions to the Partnership totaling $219,107 and $100,000, respectively during the three month period ended March 31, 2014 and the year ended December 31, 2013 in order to allow the Partnership to make payments of its intercompany balance with RELP.  Reef will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales and property sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs.

Reef purchased 2.893 units of limited partner interest from non-Reef investor partners under the Partnership’s unit repurchase program during 2013.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three month periods ended March 31, 2014 and 2013 is detailed below:

For the three months ended March 31, 2014

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(169,555)	$(2,249.84)
Limited partner units	1,431.897	—	$—
Total	1,507.260	$(169,555)

For the three months ended March 31, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	75.363	$(67,774)	$(899.30)
Limited partner units	1,431.897	(341,773)	$(238.69)
Total	1,507.260	$(409,547)

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

•                                     statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur, the people and services the Partnership may employ, and potential sources of funds from the sale and/or disposition of Partnership assets;

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

Overview

Reef Global Energy VI, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in twenty developmental prospects. The Partnership participated in the drilling of sixteen successful developmental wells and eleven unsuccessful developmental wells on these prospects. As of March 31, 2014, ten of the successful developmental wells had been sold (including the eight wells on the Sand Dunes property described below), five had been plugged and abandoned, and one was productive.

The Partnership also purchased working interests in fourteen exploratory prospects, and participated in the drilling of sixteen exploratory and eight developmental wells on those prospects. The Partnership participated in the drilling of eight successful exploratory wells, seven successful developmental wells, eight unsuccessful exploratory wells, and one unsuccessful developmental well on these prospects. As of March 31, 2014, seven of the successful wells are productive, four wells have been plugged and abandoned, two have been transferred to other working interest owners in exchange for the assumption of the Partnership’s asset retirement obligation, and two are shut-in awaiting plugging and abandonment.

Subsequent to completing its drilling phase of operations during the first quarter of 2008, the Partnership participated in drilling two additional wells on one of the Partnership’s exploratory prospects located in Live Oak County, Texas. One of these wells was successful, and the second well was unsuccessful. These wells are included in the summaries of wells in the preceding paragraphs. The successful well was shut-in during 2013 and is awaiting plugging and abandonment. There are no plans to drill any additional wells, or to utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On March 12, 2013, the Partnership, along with Reef Oil & Gas Income and Development Fund II, L.P., Reef Global Energy VII, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P. (collectively, the “Sellers”), sold, transferred, assigned, and conveyed all of their rights, title and interest in the Sand Dunes property in Eddy County, New Mexico effective as of March 1, 2013 to Penroc Oil Corporation for an aggregate purchase price to the Sellers of $100,000.  The Partnership received approximately $8,600 of the purchase price, net of fees associated with the sale.  The Sand Dunes properties include eight wells, of which one had been converted into a salt water disposal well during 2010.  The Sand Dunes property accounted for approximately 1.0% of the Partnership’s total sales revenues during the year ended December 31, 2012. . The Partnership recognized a gain of $81,295 related to the Partnership’s sale of the Sand Dunes property due to its significance to the Partnership’s rate of depletion, $75,355 of which was attributable to the resulting reduction of asset retirement obligation.

During the first quarter of 2014 the Partnership plugged and abandoned the Robertson #1 well. Plugging and abandonment costs totaled approximately $57,600, of which $51,771 was applied against the Partnership’s asset retirement obligation and the remaining amount was charged as lease operating expense. The Partnership also transferred its working interest and associated asset retirement obligation in the Gumbo II well to other working interest owners interested in attempting to deepen the Gumbo II well. The Partnership declined to participate in this deepening operation after having participated in two unsuccessful workover attempts to restore production in the third and fourth quarters of 2013. The Gumbo II well had been shut-in since June 2013. The Partnership recorded the disposition of its asset retirement obligation totaling $37,996 as a gain on disposition of property due to its significance to the Partnership’s rate of depletion.

The Partnership currently expects to plug and abandon or to sell or otherwise dispose of all of its properties during 2014 at which time the Partnership will be dissolved. Following such actions, Reef does not expect that Partnership cash will be sufficient to settle all remaining obligations of the Partnership and to reimburse Reef for its additional capital contributions made during 2013 and 2014 pursuant to the Partnership’s agreement of limited partnership. As a result, no further distributions to investor partners are expected in connection with the winding down of Partnership operations.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $37,398,898. Reef purchased 75.363 general partner units, or 5% of the total units sold, for $1,601,464. Investor partners purchased 1,190.561 units of general partner interest and 241.336 units of limited partner interest for $35,797,434. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $316,361 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $5,369,615, leaving capital contributions of $32,345,644 available for Partnership activities. The Partnership expended $33,101,838 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of forty-nine wells and expended $138,317 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership also expended $306,940 on the drilling of one successful exploratory well and one unsuccessful exploratory well subsequent to the completion of the Partnership’s drilling phase. Expenditures in excess of capital contributions were deducted from Partnership distributions. During 2013 and 2014, Reef has made additional capital contributions to the Partnership totaling $100,000 and $219,107, respectively, as a result of Partnership cash flows being insufficient to cover operating expenses and general and administrative costs. There are no plans to conduct any additional drilling on Partnership prospects. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has negative working capital of $270,255 at March 31, 2014. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement obligations.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated.

	For the three months ended March 31,
	2014	2013
Sales volumes:
Oil (Barrels)	765	1,985
Natural gas (Mcf)	6,259	15,272

Average sales prices received:
Oil (Barrels)	$73.85	$78.83
Natural gas (Mcf)	$4.87	$3.36

The estimated net proved crude oil and natural gas reserves at March 31, 2014 and 2013 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2014	1,610	25,120
March 31, 2013	2,570	83,720

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The Partnership incurred a net loss of $169,555 for the three month period ended March 31, 2014, compared to a net loss of $409,547 for the three month period ended March 31, 2013. The decrease in the net loss between these comparative periods is primarily the result of the decrease in property impairment cost between periods. During the three month period ended March 31, 2013, the Partnership incurred property impairment expense totaling $195,806. This property impairment was the result of a reduction in the oil and gas reserves attributable to the Robertson #1 well following an unsuccessful workover performed on the well during the first quarter of 2013. There was no property impairment expense incurred during the three month period ended March 31, 2014.

The 58.2% reduction in sales revenues, from $207,815 during the three month period ended March 31, 2013 to $86,962 during the three month period ended March 31, 2014 was primarily due to the fact that the Partnership’s most productive well, the Rob L RA SUA CL&F #1 (“Gumbo II”) well, ceased production in June 2013 and, after two unsuccessful workover attempts, was disposed of by the Partnership during the first quarter of 2014. Sales revenues from the Gumbo II well were $133,701 during the first quarter of 2013.

At current production volume levels, projections indicate that subsequent to March 31, 2014,  revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating costs decreased from $108,420 during the three month period ended March 31, 2013 to $18,840 during the three month period ended March 31, 2014. This decrease is a result of lower expenses on the Gumbo II well as it was shut-in until its disposition in late January 2014, the elimination of operating expenses during 2014 on the Sand Dunes property, which was sold March 1, 2013, decreased costs of approximately $20,300 on the Partnership’s seven productive Sugg Ranch wells, which had well servicing and pump repair charges during the three month period ended March 31, 2013, and reduced expenses on the Robertson #1 well, which had approximately $34,000 of workover cost incurred during the three month period ended March 31, 2013.

General and administrative costs were comparable, totaling $256,372 during the three month period ended March 31, 2013 and $252,715 during the three month period ended March 31, 2014.   The allocation of RELP’s overhead to the Partnership is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $23,986 for the three month period ended March 31, 2013 to $10,802 for the three month period ended March 31, 2014.  Legal fees, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report, were the primary component of general and administrative costs, and increased from $188,670 for the three month period ended March 31, 2013 to $211,787 during the three month period ended March 31, 2014.  While legal fees related to the TEPCO, LLC et al litigation are expected to decrease, pending a possible appeal of the verdict by the plaintiffs in this lawsuit, fees related to the Stevenson litigation are expected to increase due to preparation for the July 14, 2014 trial date.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

No accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On April 11, 2014, judgment was rendered in favor of the Reef Defendants and other defendants in regard to all claims made by the plaintiffs in the case of TEPCO, LLC  et al. v. Reef Exploration, L.P. et al. by the 127th Judicial District Court of Harris County, Texas. Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants.” The Court also found that the Reef Defendants were entitled to recover attorneys’ fees from the Plaintiffs. This lawsuit, which is styled as TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, was brought on December 22, 2011. After extensive summary judgment briefing in which the Reef Defendants prevailed on their motion in March 2013, the court tried the remaining issues on January 21, 22 and March 11, 2014. In their petition, Plaintiffs asserted claims for alleged breaches of contract in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas. Plaintiffs sought compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. The Partnership owns an interest in the well in question, and if the Plaintiffs had been successful, the Partnership could have been required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive. The Reef Defendants have requested the Court to modify certain language in the judgment, after the resolution of which the Plaintiffs’ thirty day period to file a notice of appeal will commence. The Reef Defendants expect the Plaintiffs to appeal the court’s decision.  A reasonable estimate of a possible range of loss or recovery of attorneys’ fees cannot be made. No loss accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable. Also, no accrual for a recovery of attorneys’ fees has been recorded as of March 31, 2014 because, as noted above, it is expected that the Plaintiffs will appeal the judgment, and it is uncertain when, and how much (if any) attorneys’ fees will be recoverable from the Plaintiffs.

The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid and accrued legal fees of $182,779 and $166,645, respectively, during the three month periods ended March 31, 2014 and 2013.

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

REEF GLOBAL ENERGY VI, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	May 13, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	May 13, 2014	By:	/s/ Daniel C. Sibley
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